Form 10-Q
period 2011-06-30
TANGOE INC
filed 2011-09-09
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission File Number: 001-35247

TANGOE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1571143 (I.R.S. Employer Identification Number)

35 Executive Blvd. Orange, Connecticut (Address of principal executive offices)	06477 (Zip Code)

(203) 859-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 32,734,717 shares of our common stock outstanding on September 5, 2011.

PRELIMINARY NOTES

When we use the terms “Tangoe,” the “Company,” “we,” “us” and “our”, we mean Tangoe, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

•                  our estimates regarding expenses and future revenue;

•                  our plans to develop, improve and market our products and services;

•                  the advantages of our products and services as compared to those of others;

•                  our ability to attract and retain customers;

•                  our financial performance;

•                  our ability to establish and maintain intellectual property rights;

•                  our ability to retain and hire necessary employees and appropriately staff our operations; and

•                  our estimates regarding capital requirements and needs for additional financing.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. The important factors discussed below under Part II - Other Information Item 1A. - Risk Factors among others could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

You should read this quarterly report and the documents that we have filed as exhibits to this quarterly report with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		June 30,
	December 31,	2011
	2010	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,913	$8,981
Accounts receivable, less allowances of $245 and $102, respectively	14,295	21,007
Prepaid expenses and other current assets	1,395	1,418
Total current assets	21,603	31,406
COMPUTERS, FURNITURE AND EQUIPMENT-NET	1,795	2,610

OTHER ASSETS:
Intangible assets-net	15,785	21,683
Goodwill	17,636	22,893
Security deposits and other non-current assets	1,925	3,744
TOTAL ASSETS	$58,744	$82,336

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$3,303	$5,894
Accrued expenses	3,364	5,367
Deferred revenue-current portion	8,304	8,492
Notes payable-current portion	6,345	10,555
Total current liabilities	21,316	30,308

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	3,099	771
Deferred revenue-less current portion	1,788	2,036
Notes payable-less current portion	11,777	21,170
Warrants for redeemable convertible preferred stock	1,345	4,072
Total liabilities	39,325	58,357

REDEEMABLE CONVERTIBLE PREFERRED STOCK
par value $0.0001 per share-66,441,184 and 67,066,184 authorized as of December 31, 2010 and June 30, 2011, respectively; 65,055,472 and 65,067,515 shares issued and outstanding as of December 31, 2010 and June 30, 2011, respectively; liquidation preference of $47,339 and $47,344 as of December 31, 2010 and June 30, 2011, respectively	61,441	63,336

COMMITMENT AND CONTINGENCIES (NOTE 11)

STOCKHOLDERS’ (DEFICIT)
Series A convertible preferred stock, par value $0.0001 per share- 3,780,000 shares authorized; 1,928,479 shares issued and outstanding as December 31, 2010 and June 30, 2011; liquidation preference of $482 as of December 31, 2010 and June 30, 2011	366	366
Common stock, par value $0.0001 per share-120,400,000 and 128,775,000 shares authorized as of December 31, 2010 and June 30, 2011, respectively; 4,647,731 and 4,873,585 shares issued and outstanding as of December 31, 2010 and June 30, 2011, respectively	—	—
Additional paid-in capital	7,317	9,352
Warrants for common stock	2,022	6,556
Less: notes receivable for purchase of common stock	(93)	(93)
Accumulated deficit	(51,635)	(55,528)
Other comprehensive income (loss)	1	(10)
Total stockholders’ deficit	(42,022)	(39,357)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$58,744	$82,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Revenue:
Recurring technology and services	$13,891	$23,510	$27,151	$43,437
Strategic consulting, software licenses and other	2,814	2,537	5,509	4,951
Total revenue	16,705	26,047	32,660	48,388

Cost of revenue:
Recurring technology and services	6,675	11,408	12,457	20,465
Strategic consulting, software licenses and other	687	1,245	1,988	2,517
Total cost of revenue	7,362	12,653	14,445	22,982

Gross profit	9,343	13,394	18,215	25,406

Operating expenses:
Sales and marketing	3,046	3,963	5,825	7,661
General and administrative	2,811	4,436	5,399	8,172
Research and development	2,307	2,833	4,572	5,695
Depreciation and amortization	879	1,123	1,750	2,131
Income from operations	300	1,039	669	1,747

Other income (expense), net
Interest expense	(533)	(777)	(1,076)	(1,436)
Interest income	2	3	13	7
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	45	(1,475)	(603)	(2,015)
Loss before income tax provision	(186)	(1,210)	(997)	(1,697)
Income tax provision	49	180	113	306
Net loss	(235)	(1,390)	(1,110)	(2,003)
Preferred dividends	(928)	(929)	(1,857)	(1,858)
Accretion of redeemable convertible preferred stock	(16)	(16)	(32)	(32)
Loss applicable to common stockholders	$(1,179)	$(2,335)	$(2,999)	$(3,893)

Basic and diluted loss per common share	$(0.27)	$(0.48)	$(0.69)	$(0.82)
Basic and diluted weighted average common shares outstanding	4,345	4,853	4,341	4,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Deficit and Comprehensive Income (Loss) (unaudited)

For the Six Months Ended June 30, 2011

(in thousands, except share amounts)

							Notes
	Series A Convertible						Receivable
	Preferred Stock		Common Stock		Additional	Warrants for	for Purchase		Other	Total
	Number of		Number of		Paid-In	Common	of Common	Accumulated	Comprehensive	Stockhoders
	Shares	Amount	Shares	Amount	Capital	Stock	Stock	Deficit	Income (Loss)	Deficit
Balance December 31, 2010	1,928,479	$366	4,647,731	$—	$7,317	$2,022	$(93)	$(51,635)	$1	$(42,022)
Comprehensive loss:
Net loss	—	—	—	—		—	—	(2,003)	—	(2,003)
Foreign currency translation adjustment	—	—	—	—		—	—		(11)	(11)
Total comprehensive loss										(2,014)
Issuance of shares from exercise of stock options	—	—	225,854	—	249	—	—	—	—	249
Cashless exercise of preferred warrant	—	—	—	—	19	—	—		—	19
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(1,890)	—	(1,890)
Issuance of stock warrants	—	—	—	—	—	4,534	—		—	4,534
Stock-based compensation - options	—	—	—	—	1,767	—	—	—	—	1,767
Balance June 30, 2011	1,928,479	$366	4,873,585	$—	$9,352	$6,556	$(93)	$(55,528)	$(10)	$(39,357)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2010	2011
Operating activities:
Net loss	$(1,110)	$(2,003)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	47	375
Depreciation and amortization	1,750	2,131
Decrease in deferred rent liability	(240)	(145)
Amortization of marketing agreement intangible assets	10	49
Allowance for doubtful accounts	22	23
Deferred income taxes	95	129
Stock based employee compensation	659	1,767
Increase in fair value of warrants for redeemable convertible preferred stock	603	2,015
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,850)	(2,432)
Prepaid expenses and other assets	518	168
Other assets	24	(390)
Accrued expenses	(116)	76
Accounts payable	337	1,595
Deferred revenue	611	220
Net cash provided by operating activities	360	3,578
Investing activities:
Purchases of computers, furniture and equipment	(236)	(351)
Cash paid in connection with acquisitions	—	(8,166)
Net cash used in investing activities	(236)	(8,517)
Financing activities:
Repayment of debt	(2,231)	(12,072)
Borrowings of debt	—	20,000
Deferred financing costs	—	(170)
Proceeds from exercise of options	36	249
Net cash (used in) provided by financing activities	(2,195)	8,007

Net (decrease) increase in cash and cash equivalents	(2,071)	3,068
Cash and cash equivalents, beginning of period	6,163	5,913
Cash and cash equivalents, end of period	$4,092	$8,981

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Organization, Description of Business

Nature of Operations

Tangoe, Inc. (the “Company”), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides communications lifecycle management software and related services to a wide range of enterprises, including large and medium-sized businesses and other organizations. Communications lifecycle management encompasses the entire lifecycle of an enterprise’s communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, invoice processing, expense allocation and accounting and asset decommissioning and disposal. The Company’s Communications Management Platform is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. The Company’s customers can also engage the Company through its client services group to manage their communications assets and services through its Communications Management Platform.

Initial Public Offering

In August 2011, the Company completed its initial public offering whereby it sold 7,500,000 shares of common stock at a price to the public of $10.00 per share.  The Company’s common stock is traded on the NASDAQ Global Market.  The Company received proceeds from its initial public offering of $69.8 million, net of underwriting discounts and commissions but before offering costs of $3.7 million.  Offering costs at June 30, 2011 of $2.6 million that are recorded in other non-current assets and additional offering costs of approximately $1.1 million that were incurred from July 1, 2011 to the completion of the initial public offering will be reclassified as a reduction to additional paid-in capital in the third quarter of 2011.

As part of the offering, an additional 2,585,500 shares of common stock were sold by certain existing stockholders at a price to the public of $10.00 per share, including 1,315,500 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares.  The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

On June 15, 2011, the Company effected a 1-for-3.522 reverse stock split of its common stock.  All references to common stock, common stock equivalents and per share amounts in these financial statements relating to dates prior to June 15, 2011 have been retroactively adjusted to give effect to this reverse stock split.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on July 27, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Significant Accounting Policies

There have been no significant changes in the Company’s significant accounting policies during 2011 from those disclosed in its prospectus filed with the SEC on July 27, 2011.

2.      Business Combinations

HCL Expense Management Services, Inc.

In December 2010, the Company entered into an Asset Purchase Agreement (the “HCL-EMS APA”) to acquire substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”). Pursuant to

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

the terms of the HCL-EMS APA, the Company paid $3.0 million in cash at closing, which took place on January 25, 2011 (“HCL-EMS Closing Date”). In addition, the Company is obligated to pay deferred cash consideration following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS. The Company valued this contingent consideration at $3.4 million. The Company has included the operating results of HCL-EMS in its consolidated financial statements since the date of acquisition, including revenue of $5.9 million. In connection with this transaction the Company will be recording on its consolidated statement of operations in the third quarter of 2011 a restructuring charge related to terminating the use of the former HCL-EMS leased facility in Rutherford, New Jersey that is subject to a lease assumed by the Company in connection with the acquisition. The restructuring charge could be material.

HCL-EMS Purchase Price Allocation

The allocation of the total purchase price of HCL-EMS’ net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of the HCL-EMS Closing Date.  The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and contingent consideration and the allocation of the total purchase price (in thousands):

Cash	$3,000
Fair value of contingent consideration	3,390
$6,390
Accounts receivable	$2,269
Prepaid and other current assets	125
Property and equipment	273
Intangible assets	2,700
Goodwill	2,243
Deposits and non-current assets	170
Accounts payable	(229)
Accrued expenses	(1,042)
Deferred revenue	(119)
$6,390

The goodwill related to the HCL-EMS acquisition is tax deductible.  The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization.  The following table presents the Company’s estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Technology	$840	4.0
Customer relationships	1,860	9.0
Total intangible assets	$2,700

Telwares, Inc.

On March 16, 2011, the Company entered into an Asset Purchase Agreement (the “Telwares APA”) with Telwares, Inc. to purchase certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc as defined in the Telwares APA (such acquired assets and liabilities, “Telwares”). Pursuant to the terms of the agreement, the Company will pay $7.7 million in cash as follows: $5.2 million at closing, which includes a working capital adjustment of $0.7 million, which took place on March 16, 2011, $1,250,000 on March 16, 2012, and $1,250,000 on March 16, 2013. The Company has included the operating results of Telwares in its consolidated financial statements since the date of acquisition, including revenue of $3.0 million.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Telwares Purchase Price Allocation

The allocation of the total purchase price of Telwares’ net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of March 16, 2011.  The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Cash	$5,166
Fair value of deferred purchase price	2,154
$7,320
Accounts receivable	$1,975
Prepaid and other current assets	72
Property and equipment	355
Intangible assets	2,428
Goodwill	3,014
Deposits and non-current assets	76
Accounts payable	(88)
Accrued expenses	(444)
Deferred revenue	(68)
$7,320

The goodwill related to the Telwares acquisition is tax deductible.  The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Non-compete agreements	$58	2.0
Technology	350	3.0
Customer relationships	2,020	8.0
Total intangible assets	$2,428

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2010 and June 30, 2011 as if the acquisitions of HCL-EMS and Telwares both occurred at the beginning of 2010.  These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2010.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2011	2010	2011

Revenue	$23,867	$26,047	$46,984	$51,615
Operating (loss) income	(794)	1,039	(1,508)	1,242
Loss applicable to common stockholders	(2,601)	(2,335)	(5,832)	(4,568)
Basic and diluted loss per common share	$(0.60)	$(0.48)	$(1.34)	$(0.96)

3. Loss per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2010	2011	2010	2011

Net loss	$(235)	$(1,390)	$(1,110)	$(2,003)
Less: Preferred stock dividends (Note 7)	(928)	(929)	(1,857)	(1,858)
Less: Accretion of redeemable convertible preferred stock	(16)	(16)	(32)	(32)
Loss applicable to common stockholders, basic and diluted	$(1,179)	$(2,335)	$(2,999)	$(3,893)

Basic and diluted loss per common share	$(0.27)	$(0.48)	$(0.69)	$(0.82)

Weighted-average common shares outstanding
Basic and diluted shares	4,345	4,853	4,341	4,763

Potentially dilutive securities (1):
Outstanding stock options	6,026	7,246	6,026	7,246
Common stock warrants	1,359	2,157	1,359	2,157
Convertible preferred stock	19,019	19,022	19,019	19,022

(1) The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

On August 1, 2011, as a result of the initial public offering all preferred stock was converted to common stock and all preferred stock warrants converted to warrants to purchase common stock.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

4. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	June 30,
(in thousands)	2010	2011

Computers and software	$5,881	$7,084
Furniture and fixtures	562	696
Leasehold improvements	229	362
	6,672	8,142
Less accumulated depreciation	(4,877)	(5,532)
Computers, furniture and equipment-net	$1,795	$2,610

Computers and software includes equipment under capital leases totaling approximately $1.7 million and $2.2 million at December 31, 2010 and June 30, 2011, respectively. Accumulated depreciation on equipment under capital leases totaled approximately $0.7 million and $1.0 million as of December 31, 2010 and June 30, 2011, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $0.5 million and $0.7 million for the six months ended June 30, 2010 and 2011, respectively.

In connection with the business combinations described in Note 2, the Company acquired fixed assets with fair values of $0.6 million during the first quarter of 2011.

5.      Intangible Assets

The following table presents the components of the Company’s intangible assets as of December 31, 2010 and June 30, 2011:

			Weighted
	December 31,	June 30,	Average Useful
(in thousands)	2010	2011	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(502)	(568)
Patents, net	552	486
Technological know-how	5,029	6,219	8.2
Less accumulated amortization	(1,608)	(2,008)
Technological know-how, net	3,421	4,211
Customer relationships	12,900	16,780	8.5
Less: accumulated amortization	(5,290)	(6,218)
Customer relationships, net	7,610	10,562
Convenants not to compete	140	198	2.0
Less accumulated amortization	(140)	(149)
Convenants not to compete, net	—	49
Strategic marketing agreement	3,981	6,203	10.0
Less accumulated amortization	(26)	(75)
Strategic marketing agreement, net	3,955	6,128
Trademarks	247	247
Intangible assets, net	$15,785	$21,683

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The related amortization expense of intangible assets for the six months ended June 30, 2010 and 2011 was $1.2 million and $1.5 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exists at June 30, 2011 is as follows:

(in thousands)
July 1, 2011 to December 31, 2011	$1,542
2012	3,229
2013	3,375
2014	3,095
2015	2,031
Thereafter	8,164
Total	$21,436

6.      Debt

As of December 31, 2010 and June 30, 2011, borrowings outstanding included the following:

	December 31,	June 30,
(in thousands)	2010	2011
Line of credit, $8.0 million limit, bears interest at an interest rate equal to the London InterBank Offer Rate plus 4% at June 30, 2011, interest rate was 4.3% at December 31, 2010 and 4.2% at June 30, 2011	$5,500	$5,500

Term loan, bears interest at an interest rate equal to the base rate (as defined) plus 6.25% with an interest rate floor of 9.75%, interest rate in effect was 9.75% at June 30, 2011. Interest-only payments through January 2012; thereafter, monthly interest and principal payments as described below. Net of unamortized discount of $656 at June 30, 2011	—	19,344

Term loan, bears interest at an interest rate equal to the greater of base rate (as defined) plus 6.0% or 10.25% at December 31, 2010, interest rate in effect was 10.25% at December 31, 2010. Interest-only payments through January 2010; thereafter, monthly interest and principal payments as described below. Net of unamortized discount of $70,164 at December 31, 2010	11,272	—

Contingent consideration, net of unamortized discount of $393 at June 30, 2011. Payable in annual installments starting January 2012, as described below	—	3,548

Deferred Telwares purchase price, net of unamortized discount of $278 at June 30, 2011. Payable in annual installments starting in March 2012, as described below	—	2,222

Deferred InterNoded purchase price, net of unamortized discount of $0 at December 31, 2010.	500	—

Capital lease obligations	850	1,111
Total notes payable	$18,122	$31,725
Less current portion	$(6,345)	$(10,555)
Notes payable, less current portion	$11,777	$21,170

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Line of Credit

In October 2010, the Company negotiated a line of credit of up to $6.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A. (“Chase”). The line of credit bears interest at the London Inter Bank Offered Rate (“Libor”) plus a 4.0% spread. The line of credit matures in October 2011. On November 2, 2010, the Company borrowed $5.5 million of the line of credit. The Company used the proceeds to pay off the $5.0 million previously outstanding revolving line of credit and used $0.5 million for general corporate overhead purposes. In February 2011, the Company negotiated an increase in the line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable.  In August 2011, upon the completion of the Company’s initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the line of credit, including the outstanding principal of $5.5 million and unpaid accrued interest of $15,702.

Term Loan

In the first quarter of 2011, the Company borrowed $20.0 million pursuant to a new term loan with its existing bank in connection with the acquisitions of HCL-EMS and Telwares (the “New Term Loan”), as described in Note 2. A previous term loan with the same bank with an outstanding principal balance of $11.0 million was repaid from the proceeds of the New Term Loan. The New Term Loan required interest-only payments through January 2012. Thereafter, monthly interest payments were to be accompanied by principal payments in the following amounts: (i) $350,000 commencing on February 1, 2012 through and including January 1, 2013; (ii) $400,000 from February 1, 2013 through and including January 1, 2014; (iii) $500,000 from February 1, 2014 through and including January 1, 2015; and (iv) $5,000,000 on February 1, 2015. The interest rate on the New Term Loan is base rate plus 6.25% payable monthly with an interest rate floor of 9.75%. The base rate is defined as the greater of (a) the highest prime rate in effect during the month or (b) the highest Libor Rate in effect during such month plus 2.5% per annum or (c) the floor of 3.5% per annum. As further described in Note 7, the Company also issued a warrant to purchase 625,000 shares of Series F redeemable convertible preferred stock (“Series F”) to the bank at an exercise price of $1.1776 per share (equivalent to 177,456 shares of common stock at $4.1475 per share on a post-split, as converted-to-common basis).  In August 2011, upon the completion of the Company’s initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the New Term Loan, including the outstanding principal of $20.0 million, loan prepayment fee of $0.4 million and unpaid accrued interest of $0.2 million.  Upon the repayment of the New Term Loan, the remaining unamortized debt discount of approximately $0.7 million and debt issuance costs of $0.1 million were expensed. The line of credit and the New Term Loan had financial covenants relative to the attainment of defined quarterly EBITDA and minimum cash balance requirements, and were secured by all of the Company’s physical assets and intellectual property.

In July 2008, the Company borrowed $14.3 million pursuant to a term loan with its existing bank in connection with the acquisition of ISG (the “ISG Term Loan”). A previous term loan with the same bank with an outstanding principal balance of $2.2 million was repaid from the proceeds of the ISG Term Loan. The ISG Term Loan required interest-only payments through January 2010. Thereafter, monthly interest payments were to be accompanied by principal payments in the following amounts: (i) $201,250 commencing on February 1, 2010 through and including July 1, 2010; (ii) $340,000 from August 1, 2010 through and including July 1, 2011; (iii) $491,000 from August 1, 2011 through and including June 1, 2012; and (iv) $3,561,500 on July 1, 2012. The Company has made all required principal payments to date in 2010. The interest rate on the ISG Term Loan is the defined prime rate plus 6.0% or 10.25%, whichever is greater. As further described in Note 7, the Company also issued a warrant to purchase 850,000 shares of Series F to the bank at an exercise price of $1.1776 per share (equivalent to 241,340 shares of common stock at $4.1475 per share on a post-split, as converted-to-common basis). The ISG Term Loan had financial covenants relative to the attainment of defined quarterly EBITDA and minimum cash balance requirements, and was secured by all of the Company’s physical assets and intellectual property. The Company was in compliance with all financial covenants related to the ISG Term Loan as of December 31, 2010.  The ISG Term Loan was repaid in the first quarter of 2011 with the proceeds from the New Term Loan.

Contingent Consideration

As described in Note 2, the purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date of January 25, 2011, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Deferred Telwares Purchase Price

As described in Note 2, the purchase consideration for the acquisition of Telwares includes deferred cash consideration. The deferred cash consideration includes payments of $1,250,000 on March 16, 2012 and $1,250,000 on March 16, 2013. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted average cost of debt as of the date of the acquisition.

Deferred Internoded Purchase Price

The purchase consideration for the acquisition of InterNoded, Inc. (“InterNoded”), which the Company acquired in December 2008, included deferred cash payments. The deferred cash consideration included payments of $0.9 million made in January 2009 and $1.0 million made in January 2010 and a final payment of $0.5 million made on January 15, 2011.  No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The deferred cash consideration was subordinated to the line of credit and the New Term Loan.

7.      Stockholders’ Deficit

Common Stock—As of December 31, 2010 and June 30, 2011, the number of authorized shares of common stock, par value $0.0001 per share, was 120,400,000 and 128,775,000, respectively, of which 4,647,731 and 4,873,585 were issued and outstanding, respectively.

Preferred Stock—As of December 31, 2010 and June 30, 2011, the number of authorized shares of preferred stock, par value $0.0001 per share, was 70,221,184 and 70,846,184, respectively, of which 3,780,000 were designated as Series A convertible preferred stock (“Series A”), 8,407,642 were designated as Series B redeemable convertible preferred stock (“Series B”), 4,114,539 were designated as Series C redeemable convertible preferred stock (“Series C”), 2,990,119 were designated as Series D redeemable convertible preferred stock (“Series D”), 4,235,759 were designated as Series D1 redeemable convertible preferred stock (“Series D1”), 10,979,729 were designated as Series E redeemable convertible preferred stock (“Series E”), 11,665,218 were designated as Series F redeemable convertible preferred stock (“Series F”), 21,863,424 were designated as Series 1 redeemable convertible preferred stock (“Series 1”) and 2,809,754 were designated as Series 2 redeemable convertible preferred stock (“Series 2”). On August 1, 2011, as a result of the Company’s initial public offering all preferred stock was converted to common stock without payment of any preferred dividends.

In connection with the issuances of the Series A, Series B, Series D, Series D1, Series E and Series F, the Company incurred issuance costs of $15,000 in 2001, $0.2 million in 2002, $0.1 million in 2005, $0.1 million in 2006 and $0.1 million in 2008, respectively, which have been netted against the carrying value of the Series A, Series B, Series D, Series E and Series F, respectively, in the accompanying consolidated balance sheets. As a result of the redemption rights of the Series B, Series D, Series D1, Series E and Series F (see below), the difference in the stated value and the carrying value of the Series B, Series D, Series D1, Series E and Series F resulting from the issuance costs is being accreted to the earliest redemption date through direct charges to the accumulated deficit. Accretion of Series B, Series D, Series D1, Series E and Series F issuance costs was $0.1 million for the year ended December 31, 2010 and $31,800 for each of the six months ended June 30, 2010 and 2011. The Company did not incur any issuance costs related to the Series C. The Series A, Series B, Series C, Series D, Series D1, Series E, Series F, Series 1 and Series 2 had the following rights, preferences and privileges as of June 30, 2011.  On August 1, 2011, as a result of the Company’s initial public offering all preferred stock was converted to common stock, and the Company’s certificate of incorporation was amended to eliminate references to the preferred stock previously outstanding.  Consequently, the following rights, preferences and privileges of the preferred stock no longer exist.

Voting Rights—The holders of the Series A, Series B, Series C, Series D, Series D1, Series E, Series F, Series 1 and Series 2 are entitled to vote on all matters as to which the holders of common stock are entitled to vote and will be entitled to such number of votes equal to the number of shares of common stock into which each share of the Series A, Series B, Series C, Series D, Series D1, Series E, Series F, Series 1 and Series 2 is then convertible.

Redemption—The holders of the Series B, Series C, Series D, Series D1, Series E, Series F, Series 1 and Series 2 may redeem their shares in three equal annual installments commencing 90 days after receipt of notice to redeem by at least a majority of the holders of each respective series any time on or after July 1, 2013. The redemption price is equal to $0.3365781 per share plus all declared or accrued but unpaid dividends thereon for the Series B; $0.3923 per share plus all declared or accrued but unpaid dividends thereon for the Series C; $0.6374 per share plus all declared or accrued but unpaid dividends thereon for the Series D; $0.6374 per share plus all declared or accrued but unpaid dividends thereon for the Series D1; $0.74 per share plus all declared or accrued but unpaid dividends thereon for the Series E; $1.1776 per share plus all declared or accrued but unpaid dividends thereon for the Series F; $0.7058 per share plus an amount equal to $0.056464 multiplied by the number of years elapsed (pro rated for partial years) from March 9, 2007 to the redemption date for the Series 1; and $0.7983 per share plus an amount equal to $0.063864 multiplied by the number of years elapsed (pro rated for partial years) from March 9, 2007 to the redemption date for the Series 2. If more than one of the Series B, Series C, Series D, Series D1, Series E, Series F, Series 1 or Series 2 elect to be redeemed at the same time and the Company does not have sufficient funds legally available to redeem all of the applicable shares, then the Company will redeem a pro rata portion of each applicable holder’s shares of preferred stock out of funds legally available and will redeem the remaining shares as soon as practicable after the Company has the remaining funds available. The Series A does not have any redemption rights.

Liquidation Preference—Upon liquidation or dissolution of the Company, as defined, the Series A, Series B, Series C, Series D, Series D1, Series E, Series F, Series 1 and Series 2 will be entitled to a liquidation preference equal to the greater of (i) $0.25, $0.3365781, $0.3923, $0.6374, $0.847742, $0.74, $1.1776, $0.7058 and $0.7983 per share, respectively (subject to adjustment), plus any dividends declared, or (ii) such amount per share as would have been payable had each share been converted to common stock immediately prior to the liquidation event.

Conversion—Each share of Series A, Series B, Series C, Series D, Series D1, Series E, Series F, Series 1 and Series 2 is convertible at any time, at the option of the holder, into shares of common stock at the rate of $0.881, $1.185, $1.382, $2.245, $2.245, $2.606, $4.148, $2.486 and $2.812 per share, respectively. The conversion price is adjustable for certain dilutive events. All shares of preferred stock will be automatically converted to common stock upon the earlier of (a) a firm commitment underwritten public offering of shares resulting in at least $40,000,000 of net proceeds to the Company and the pre-money equity valuation of the Company on a fully diluted basis is at least (i) $200,000,000 or (ii) between $175,000,000 and $200,000,000 so long as the public offering is designated a “Qualifying Public Offering” by action of all the directors of the board of directors with the exception of the director appointed by the Series F, or (b) a date agreed to in writing by the holders of (i) at least a majority of the Series F and (ii) at least sixty-seven percent of the then-outstanding Series A, Series B, Series C, Series D, Series D1, Series E, Series 1 and Series 2, voting together as a single class.

Dividends—Dividends are cumulative and compounding and accrue on outstanding shares of Series B, Series C, Series D, Series D1, Series E and Series F at a rate of $0.02692, $0.03138, $0.05099, $0.05099, $0.0592 and $0.0942 per share per annum, respectively, payable only upon redemption of the Series B, Series C, Series D, Series D1, Series E and Series F. Dividends on the Series B, Series C, Series D, Series D1, Series E and Series F accrue regardless of whether they have been declared by the Company or whether there are any profits, surplus or other funds legally available for the payment of such dividends. The Series 1 and Series 2 shares do not accrue a dividend, but as noted above, the redemption value of the Series 1 and Series 2 are increased each year at a rate of $0.056464 per share for the Series 1 and $0.063864 per share for the Series 2. Accordingly, included in the Series B in the accompanying consolidated balance sheets are $1.9 million and $2.0 million of accrued but undeclared and unpaid dividends as of December 31, 2010 and June 30, 2011, respectively; included in the Series C are $0.9 million of accrued but undeclared and unpaid dividends as of December 31, 2010 and June 30, 2011; included in the Series D are $0.9 million of accrued but undeclared and unpaid dividends as of December 31, 2010 and June 30, 2011; included in the Series D1 are $1.1 million and $1.2 million of accrued but undeclared and unpaid dividends as of December 31, 2010 and June 30, 2011, respectively; included in the Series E are $2.7 million and $3.1 million of accrued but undeclared and unpaid dividends as of December 31, 2010 and June 30, 2011, respectively; included in the Series F are $2.3 million and $2.8 million of accrued but undeclared and unpaid dividends as of December 31, 2010 and June 30, 2011, respectively; included in the Series 1 are $4.7 million and $5.3 million of accrued additional redemption value as of December 31, 2010 and June 30, 2011, respectively; and included in the Series 2 are $0.6 million and $0.7 million of accrued additional redemption value as of December 31, 2010 and June 30, 2011, respectively.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The following table reflects the number of shares authorized and issued as of December 31, 2010 and June 30, 2011, the liquidation preference and the carrying value of each series of redeemable convertible preferred stock as of December 31, 2010 and June 30, 2011:

	Carrying Values as of
	December 31,	June 30,
(in thousands except for share data)	2010	2011
SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-8,407,642 shares authorized; 8,395,086 shares issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $2.8 million at December 31, 2010 and June 30, 2011	$4,736	$4,852

SERIES C REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-4,114,539 shares authorized; 4,111,582 shares issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $1.6 million at December 31, 2010 and June 30, 2011	2,496	2,565

SERIES D REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-2,990,119 shares authorized; 2,961,881 shares issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $1.9 million at December 31, 2010 and June 30, 2011	2,753	2,832

SERIES D-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-4,235,759 shares authorized; 4,235,759 shares issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $3.6 million at December 31, 2010 and June 30, 2011	3,755	3,866

SERIES E REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-10,979,729 shares authorized; 10,810,810 shares issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $8.0 million at December 31, 2010 and June 30, 2011	10,700	11,029

SERIES F REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-11,040,218 shares authorized as of December 31, 2010 and 11,665,218 authorized as June 30, 2011; 10,190,218 issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $12.0 million at December 31, 2010 and June 30, 2011	14,259	14,753

SERIES 1 REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-21,863,424 shares authorized; 21,856,825 shares issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $15.4 million at December 31, 2010 and June 30, 2011	20,132	20,749

SERIES 2 REDEEMABLE CONVERTIBLE PREFERRED STOCK-par value $0.0001 per share-2,809,754 shares authorized; 2,505,354 shares issued and outstanding at December 31, 2010 and June 30, 2011; liquidation preference of $2.0 million at December 31, 2010 and June 30, 2011	2,610	2,690
	$61,441	$63,336

Investor Rights Agreements—In August 2011, upon the successful completion of the Company’s initial public offering and the sale by the selling stockholders of the shares of common stock offered by them in the offering, holders of an aggregate of 21,466,361 shares of outstanding common stock and an aggregate of 1,636,952 shares of common stock issuable upon exercise of outstanding warrants, in each case based on holdings as of June 30, 2011, taking into account sales by selling stockholders in the Company’s initial public offering, have the right to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company’s Eighth Amended and Restated Investor Rights Agreement, as amended.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Warrants

Common Stock Warrants—On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of June 30, 2011, none of the shares exercisable under this warrant were probable of being earned and accordingly no value was ascribed to this warrant. On a quarterly basis the Company will review the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds to earn vesting of warrant shares, and to the extent the Company deems it probable that any warrant shares will vest, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark-to-market each period thereafter until such time as the warrant shares are actually earned and vest.

On October 9, 2009, the Company issued a warrant to purchase up to 3,198,402 shares of its common stock to International Business Machines Corporation (“IBM”) in connection with the entry of the Company and IBM into a five-year strategic relationship agreement. Under the terms of the warrant, 890,277 shares of common stock were vested and exercisable immediately upon execution of the agreement. Up to an additional 2,308,125 shares of common stock may become exercisable upon the achievement of certain billing thresholds over a three-year period. The warrant is exercisable at $4.148 per share. (Certain terms of this warrant were amended on June 8, 2011, as described in the paragraph below). The Company valued the initial 890,277 shares of common stock exercisable under the warrant at $1.7 million using the Black-Scholes valuation model at the time of the signing of the agreement. The Black-Scholes valuation assumptions included an expected term of seven years, volatility of 67.77% and a risk free rate of 2.93%. The Company recorded the $1.7 million value of the initial 890,277 shares of common stock as an increase to warrants for common stock and an increase to other non-current assets on the Company’s consolidated balance sheet. During the three months ended December 31, 2009, the Company determined that it was probable that IBM would reach certain of the billing thresholds to have an additional 947,103 shares of common stock become exercisable. The additional shares of common stock exercisable under the warrant were valued at $1.4 million using the Black-Scholes valuation model at the time the Company determined it was probable they would reach the billing thresholds. The Company recorded the value of the additional shares of common stock to intangible assets and non-current liabilities and will reclassify the liability to equity upon reaching the billing thresholds and the additional shares of common stock become exercisable. In December 2010, the Company reviewed the actual billings to date related to the strategic relationship agreement and determined it was probable IBM would reach the billing thresholds to earn 624,755 shares of the additional 947,103 shares of common stock accrued. The Company reversed $920,000 of market value related to the 322,348 shares of common stock no longer deemed probable of being earned. The Company began to amortize the asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the six months ended June 30, 2010 and 2011, the Company recorded $9,711 and $49,328, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value will be marked to market on a quarterly basis until the warrant shares are earned and vest. The Company recorded a mark-to-market valuation increase of $0.6 million to intangible assets on its consolidated balance sheet as of June 30, 2011 as a result of the increased valuation of its common stock. The Company will continue to mark-to-market the warrant on a quarterly basis until the warrant shares are earned and vest.

On June 8, 2011, certain terms of the common stock warrant described above were amended by the Company and IBM. Under the terms of the amended warrant agreement, an additional 624,755 shares of common stock were vested and exercisable immediately (in addition to the 890,277 shares previously vested and exercisable), the additional warrant shares that may be earned were reduced from 2,308,125 to 651,626 shares of common stock, and the methodology for earning the additional warrant shares was revised to be based on specified new contractual revenue commitments from IBM that occur between June 8, 2011 and June 30, 2012. Based on this amendment, the maximum number of warrant shares (issued and issuable) to IBM was reduced from 3,198,402 to 2,166,658 shares of common stock. The fair value of the 624,755 warrant shares vested as a result of this amendment was determined to be $4.5 million using the Black-Scholes valuation model. The Company recorded these vested warrant shares as an increase to warrants for common stock, reversed the non-current liability associated with the previous accrual for these warrant shares), and the difference was added to intangible assets and is being amortized in proportion to the expected revenue over the remainder of the original ten-year period noted above. On a quarterly basis the Company will also evaluate the probability of IBM vesting in any of the 651,626 additional warrant shares between June 8, 2011 and June 30, 2012, and to the extent the Company deems it probable that any portion of these additional warrant shares will be earned, the Company would record the fair value of the additional shares of common stock to intangible assets and non-current liabilities using a Black-Scholes valuation model, and mark-to-market each period thereafter until such time that the warrant shares are actually earned and vest. On August 30, 2011, the Company issued 930,511 shares of its common stock to IBM upon the exercise by IBM of an outstanding warrant, pursuant to a cashless exercise feature. As a result of the cashless exercise, 584,521 warrant shares were cancelled in lieu of the payment of cash consideration to the Company.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Preferred Stock Warrants—During the year ended December 31, 2010, warrants to purchase 50,000 shares of Series B and 12,526 shares of Series 1 were exercised pursuant to the cashless exercise features of those warrants. The number of shares issued upon exercise, based on the difference between the then-current fair value of the underlying shares and the exercise price of each warrant, was 37,444 shares of Series B and 5,928 of Series 1.

On January 21, 2011, in connection with the New Term Loan, as further described in Note 6, the Company issued a warrant to purchase 625,000 shares of Series F to the bank at an exercise price of $1.1776 per share (the “Series F Warrant 1”). The Series F Warrant 1 is exercisable for a period of seven years from the date of issuance and was valued at its fair market value on the date of issuance, which was determined to be $0.7 million. The fair market value of the Series F Warrant 1 was recorded as an increase to Warrants for Redeemable Convertible Preferred Stock and to debt discount and each reporting period the carrying value of the warrant will be adjusted to its then-current fair value, with any resulting gain or loss reflected in the statement of operations as a component of “(Increase) decrease in fair value of warrants for redeemable convertible preferred stock.” During the six months ended June 30, 2011, $0.1 million of interest expense was recorded related to the debt discount.

In connection with the ISG Term Loan, as further described in Note 6, the Company issued a warrant to purchase 850,000 shares of Series F to the bank at an exercise price of $1.1776 per share (the “Series F Warrant 2”). The Series F Warrant 2 is exercisable for a period of seven years from the date of issuance and was valued at its fair market value on the date of issuance, which was determined to be $0.2 million. The fair market value of the Series F Warrant 2 was recorded as Warrants for Redeemable Convertible Preferred Stock and as a debt discount in the accompanying consolidated balance sheets. The debt discount is being amortized to interest expense over the term of the note payable. During the year ended December 31, 2010, $46,776, of interest expense was recorded related to the debt discount. As a result of the New Term Loan, the remaining balance on the ISG Term Loan was repaid and the Company amortized the remaining debt discount of $66,267 to interest expense. Because the Series F Warrant 1 and 2 are exercisable for shares of redeemable convertible preferred stock, in accordance with ASC 480, Distinguishing Liabilities from Equity, the Company classifies these warrants as a liability on the accompanying balance sheet, and each reporting period the carrying value of the warrant is adjusted to its then-current fair value, with any resulting gain or loss reflected in the statement of operations as a component of “(Increase) decrease in fair value of warrants for redeemable convertible preferred stock.”

In connection with the initial public offering, all redeemable convertible preferred stock warrants automatically converted into warrants to purchase common stock and will no longer be subject to mark-to-market accounting.

A summary of warrants issued and exercised to purchase common stock and redeemable convertible preferred stock during the six months ended June 30, 2011 is presented below:

	Redeemable Convertible
	Preferred Stock Warrants
		As-converted	Common	Total, as
		to common	Stock	converted to
	As issued	basis (1)	Warrants	Common basis (1)

Outstanding at beginning of the year	1,366,557	388,006	970,915	1,358,921
Exercised	(15,000)	(4,259)	—	(4,259)
Issued	625,000	177,456	624,755	802,211
Outstanding at end of the period	1,976,557	561,203	1,595,670	2,156,873

Weighted average exercise price	$1.07	$3.78	$3.97	$3.90

(1) Reflects the equivalent number of common shares and exercise price, is if such preferred warrants were converted into warrants for common shares.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The fair value of the warrants for redeemable convertible preferred stock was determined using the Black-Scholes valuation model with the following assumptions:

	As of
	December 31, 2010	June 30, 2011

Expected dividend yield	0%	0%
Risk-free interest rate	0.12% to 1.80%	0.14% to 2.34%
Expected term (in years)	0.2 - 4.6 years	0.7 - 6.6 years
Expected volatility	61.15%	59.38%

Stock Options—As of June 30, 2011, the Company had four stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), 2005 Stock Incentive Plan (the “2005 Plan”) and Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”).  In addition, the Company’s board of directors and stockholders had approved a 2011 Stock Incentive Plan (the “2011 Plan”) to become effective upon the consummation of the Company’s initial public offering, which occurred on August 1, 2011.  The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.  The number of shares of common stock reserved for issuance under the 2011 Plan is 3,620,670 shares.

As of June 30, 2011, there were options to purchase an aggregate of 6,155,103 shares of common stock outstanding under the 2005 Plan at a weighted-average exercise price of $3.64 per share and an aggregate of 588,984 shares of common stock issued upon the exercise of options granted under the 2005 Plan. As of June 30, 2011, there were 277,472 shares of common stock reserved for future issuance under the 2005 Plan, plus such number of shares of common stock subject to awards under the 1999 Plan, 2000 Employee Plan and 2000 Executive Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued. Upon the effective date of the 2011 Plan, the Company will grant no further stock options or other awards under the 2005 Plan.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan  (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors .  Under the 2011 Plan, the exercise price of all stock option must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the six months ended June 30, 2011, the Company’s board of directors granted options to purchase an aggregate of 1,843,251 shares of common stock under the 2005 Plan to employees and non-employees, at a weighted average exercise price of $6.08 per share.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

A summary of the status of stock options issued pursuant to the Plans during the six months ended June 30, 2011 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	5,679,003	$2.14
Granted	1,843,251	$6.08
Forfeited	(50,755)	$3.98
Exercised	(225,854)	$1.10
Outstanding at end of the period	7,245,645	$3.16	7.5
Exercisable at end of the period	3,872,851	$1.57	6.1
Available for future grants at June 30, 2011	277,472

The intrinsic values of options outstanding, vested and exercised during the six months ended June 30, 2011 were as follows:

	2011
	Number of	Intrinsic
	Options	Value
Outstanding	7,245,645	$49,562,671
Vested	3,872,851	$32,650,988
Exercised	225,854	$1,154,228

During the six months ended June 30, 2011, employees of the Company exercised options to purchase a total of 225,854 shares of common stock at exercise prices ranging from $0.88 to $1.66 per share. Proceeds from the stock option exercises totaled $0.2 million.

In accordance with ASC 718, total compensation expense for stock-based employee compensation awards was $0.7 million and $1.8 million for the six months ended June 30, 2010 and 2011, respectively, which is included on the accompanying consolidated statements of operations as follows (in thousands):

	Six Months Ended June 30,
	2010	2011
Cost of goods sold	$107	$321
Sales and marketing expenses	154	382
General and administrative expenses	341	981
Research and development	57	83
Total stock-based employee compensation	$659	$1,767

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Stock-based employee compensation expense for stock options granted since January 1, 2006 will be recognized over the following periods as follows:

Years Ending December 31,
2011	$1,709
2012	2,874
2013	2,556
2014	1,798
2015	140
$9,077

Stock-based employee compensation costs are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant for stock options. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black-Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718, Share Based Payment; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based employee compensation expense to be recognized in future periods. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the statement of cash flows.

The fair value of the options granted during 2011 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2011

Expected dividend yield	0%
Risk-free interest rate	2.32% to 2.60%
Expected term (in years)	5.5 - 6.2 years
Expected volatility	60.07% - 60.89%

Based on the above assumptions, the weighted average fair value per share of stock options granted during the six months ended June 30, 2011 was approximately $3.51.

8.     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets and to a lesser extent because of the impact of state income taxes.  As described in the Company’s prospectus filed with the SEC on July 27, 2011, the Company maintains a valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

9.    Fair Value Measurement

The Company records certain financial assets and liabilities at fair value on a recurring basis. The Company determines fair values based on that price it would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability.

The prescribed fair value hierarchy and related valuation methodologies are as follows:

Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, directly or indirectly, such as a quoted price for similar assets or liabilities in active markets.

Level 3—Inputs are unobservable and are only used to measure fair value when observable inputs are not available. The inputs reflect the entity’s own assumptions and are based on the best information available. This allows for the fair value of an asset or liability to be measured when no active market for that asset or liability exists.

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 and the basis for that measurement:

	Fair Value Measurement at June 30, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$3,005	$3,005	$—	$—
Warrants for redeemable convertible preferred stock	4,072	—	4,072	—
Contingent HCL-EMS acquisition consideration	3,548	—	—	3,548
	$10,625	$3,005	$4,072	$3,548

	Fair Value Measurement at December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$3,000	$3,000	$—	$—
Warrants for redeemable convertible preferred stock	1,345	—	1,345	—
	$4,345	$3,000	$1,345	$—

The Company’s investment in overnight money market institutional funds, which amounted to $3.0 million at December 31, 2010 and June 30, 2011 is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

The Company’s warrants for redeemable convertible preferred stock are classified as a liability on the accompanying consolidated balance sheet and each reporting period the carrying value of the warrants is adjusted to its then current fair value, with any resulting gain or loss reflected in the statement of operations. The fair value is determined by the Black-Scholes valuation model on the balance sheet date.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired. The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of June 30, 2011, there were no changes in the recognized amounts except, for the accretion of interest, or potential outcome for the contingent consideration recognized as a result of the HCL-EMS acquisition.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments. The carrying amounts of the Company’s line of credit, term loan, deferred Telwares purchase price and deferred InterNoded purchase price approximate fair value as the effective interest rates approximates market rates.

10.      Supplemental Cash Flow Information:

Information about other cash flow activities during the six months ended June 30, 2010 and 2011 are as follows:

	Six months ended June 30,
(in thousands)	2010	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,063	$973
Income tax payments	$67	$165
State income tax credits (redeemed for cash)	$(43)	$—

NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$—	$3,390
Deferred purchase price in connection with Telwares acquisition	$—	$2,155
Preferred stock dividends and accretion	$1,889	$1,890
Issuance of warrants in connection with notes payable and marketing agreement	$1,747	$2,958
Computer, furniture and equipment acquired with capital lease	$272	$491
Unpaid deferred IPO costs	$1,166	$2,619
Cashless exercise of warrants	$58	$24

11.     Commitments and Contingencies

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. The Company has determined that it does not have any potential liabilities related to any legal proceedings or claims that would individually or in the aggregate materially adversely affect its financial conditions or operating results.

The Company has entered into non-cancellable operating leases for the rental of office space in various locations which expire between 2011 and 2016. Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital lease items, which expire between September 2011 and December 2012.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

As of June 30, 2011, the Company’s obligation for future minimum rental payments related to these leases is as follows:

(in thousands)	Operating Leases	Capital Leases
July 1, 2011 to December 31, 2011	$2,037	$313
2012	4,136	528
2013	4,065	336
2014	3,942	44
2015	2,664	—
thereafter	969	—
Total future minimum lease obligations	$17,813	$1,221
Less: amount representing interest		(110)
Present value of minimum lease obligations		$1,111

Rent expense, included in general and administrative expense, was approximately $0.8 million and $1.5 million for the six months ended June 30, 2010 and 2011, respectively.

12.     Subsequent Events

In August 2011, the Company completed its initial public offering whereby it sold 7,500,000 shares of common stock at a price to the public of $10.00 per share.  The Company’s common stock is traded on the NASDAQ Global Market.  The Company received proceeds from its initial public offering of $69.8 million, net of underwriting discounts and commissions.  As part of the offering, an additional 2,585,500 shares of common stock were sold by certain existing stockholders at a price to the public of $10.00 per share, including 1,315,500 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares.  The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this quarterly report. Some of the information contained in this discussion and analysis or set forth elsewhere in this quarterly report, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” and “Forward-Looking Statements” sections of this quarterly report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

Tangoe is a leading global provider of communications lifecycle management, or CLM, software and services to a wide range of enterprises, including large and medium-sized businesses and other organizations. CLM encompasses the entire lifecycle of an enterprise’s communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Communications Management Platform is a suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. Our customers can engage us through our client services group to manage their communications assets and services using our Communications Management Platform.

Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize communications service plans for its usage patterns and needs, and to manage used and unused communications assets and services. Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of communications assets and services, and to reduce costs by controlling and allocating communications expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of communications assets and services.

We designed our business model to sell recurring technology and services leveraging our Communications Management Platform. We review three key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Recurring technology and services revenue growth.  In 2006, we began a strategic initiative to transition our business model from selling transactional software licenses to providing recurring technology-enabled services leveraging both our technology and communications industry experience. We further implemented this initiative with the acquisition of Traq Wireless, Inc.,  whose revenue base was primarily recurring, which substantially increased our 2007 recurring revenue. We regularly review our recurring revenue growth to measure our success.

We intend to continue to focus our sales and marketing efforts on increasing our recurring technology and services-related customer base, and we expect that our recurring technology and services revenue will increase in absolute dollars and as a percentage of total revenue over the next 12 months due to our expectation that we will be able to:

•                  retain a high percentage of the revenue we currently derive from our existing customers;

•                  sell additional product and service offerings to our existing customers; and

•                  add a significant number of new customers.

We believe that we will be able to retain a high percentage of our existing recurring technology and services revenue due to our revenue retention rates, and the current levels of customer usage of our products and services, which we review on a monthly basis to provide an indication of impending increases or decreases in billed revenue for future periods.

We believe that we will be able to sell additional product and service offerings to our existing customers in the next year based on our analysis of revenue on a per-customer basis for the last 12 months, which indicates that our customers, on an aggregate basis, have generally increased their usage of our solution on a quarterly basis.

We believe that we will be able to add a significant number of new customers over the next 12 months as we continue to expand internationally and increase our share of the domestic market.

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to a majority of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for implementation fees which are recognized ratably over the estimated expected life of the customer relationship. As of June 30, 2011, implementation fees represented $2.1 million of the $10.5 million deferred revenue balance.

Revenue retention rates.  In addition, we consider our revenue retention rates. Since we began to fully realize the benefits of our recurring revenue model in 2009, our revenue retention rates have been higher than 90%. We measure revenue retention rates by assessing on a dollar basis the recurring technology and services revenue we retain for the same customer and product set in a given period versus the prior year period. We cannot predict our revenue retention rates in future periods. Our use of a revenue retention rate has limitations as an analytical tool, and you should not consider it in isolation. Other companies in our industry may calculate revenue retention rates differently, which reduces its usefulness as a comparative measure.

We also review a number of other quantitative and qualitative trends in monitoring our performance, including our share of the CLM market, our customer satisfaction rates, our ability to attract, hire and retain a sufficient number of talented employees to staff our growing business and the development and performance of our solutions. Our review of these factors can affect aspects of our business and operations on an on-going basis, including potential acquisition strategies and investment in specific areas of product development or service support.

We used a portion of the net proceeds from our recent initial public offering to pay down in full the outstanding balances on our senior secured term loan and revolving credit facilities. By paying down in full these balances, we will be able to reduce our interest expense and believe that we will strengthen our balance sheet. We intend to use the balance of the net proceeds from this offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. By using the net proceeds to invest in the growth of our business, both internally and externally, we believe that we will provide ourselves with greater opportunities to improve our overall operating results.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. This summary, however, should be considered along with the factors identified in the “Risk Factors” section of this quarterly report.

•                  The CLM market is characterized by rapid technological change and frequent new product and service introductions, including frequent introductions of new technologies and devices. To achieve and maintain market acceptance for our solution, we must effectively anticipate these changes and offer software products and services that respond to them in a timely manner. If we fail to develop software products and services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our agreements with existing customers and our ability to create or increase demand for our solution will be harmed.

•                  We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•                  We continue to closely monitor current economic conditions, as any decline in the general economic environment that negatively affects the financial condition of our customers could have an adverse effect on our financial condition and results of operations. For example, during the most recent economic downturn, our customer cancellation rate during the first quarter of 2009 increased to a quarterly rate of over three times the average of the prior four quarters, partly as a result of customer bankruptcies. Although economic conditions have generally improved, there has not been a full recovery to the levels that generally existed prior to the downturn. If economic conditions in the United States and other countries do not continue to improve, we may face greater risks in operating our business.

Initial Public Offering

In August 2011, we completed our initial public offering whereby we sold 7,500,000 shares of common stock at a price to the public of $10.00 per share.  Our common stock is traded on the NASDAQ Global Market.  We received proceeds from our public offering of $69.8 million, net of underwriting discounts and commissions but before offering costs of $3.7 million.  Offering costs at June 30, 2011 of $2.6 million that are recorded in other non-current assets and additional offering costs of approximately $1.1 million that were incurred from July 1, 2011 to the completion of the initial public offering will be reclassified to additional paid-in capital in the third quarter of 2011.

As part of the offering, an additional 2,585,500 shares of common stock were sold by certain existing stockholders at a price to the public of $10.00 per share, including 1,315,500 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares.  We did not receive any proceeds from the sale of such shares by the selling stockholders.

Acquisitions

On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions, for $3.0 million in cash plus potential earnout payments of up to $3.4 million based on revenues derived from providing selected services to former HCL-EMS customers over the two years following the acquisition as well as transaction costs of approximately $0.1 million. These transaction costs were expensed as incurred.

On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares, for $4.5 million in cash (excluding working capital adjustments) plus deferred cash of up to an additional $2.5 million payable over the two years following the acquisition and transaction costs of approximately $0.2 million. These transaction costs were expensed as incurred.

We are currently in the process of integrating these recent acquisitions to our platform. There can be no assurance that we will complete this integration in a timely manner or at all and the cost of such integration may be more significant than we have estimated.

We intend to pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

Sources of Revenue

Recurring technology and services revenue.  We derive our recurring technology and services revenue primarily from subscriptions and services related to our Communications Management Platform. We recognize revenue for software and related services when all of the following conditions are met: (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the collection of the contracted fee is probable; and (d) the amount of the fees to be paid by the customer is fixed and determinable. These services include help desk, asset procurement and provisioning, and carrier dispute resolution. The recurring technology and services revenue is recognized ratably over the contract term.

In 2006, we began a strategic initiative to transition our business model from selling non-recurring transactional software licenses to providing recurring technology and services leveraging both our technology and communications industry experience.

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months. Our recurring technology and services revenue is driven primarily by the amount of communications spend that we manage for fixed line contracts and by the number of mobile devices that we manage for mobile device contracts. Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend or number of mobile devices under management and additional charges to the extent those specified thresholds are exceeded. Prior to 2010, as a result of limited history regarding customer renewals, implementation fees related to subscription agreements for our Communications Management Platform with terms equal to or less than 36 months were recognized over 36 months and implementation fees related to subscription agreements with terms exceeding 36 months were recognized over the life of the agreement. In 2010, due to having greater evidence regarding customer renewals, we believed it was appropriate to extend the estimated expected life of the customer relationship to be equal to twice the contract life calculated on a per-customer basis and to recognize implementation fees ratably over this period. This change did not have a material impact on our consolidated financial statements. Our subscription contracts are typically non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $26,086 of amortization as a contra-revenue charge during the year ended December 31, 2010, and we recorded $2,218 and $30,681 of amortization as a contra-revenue charge during the three months ended June 30, 2010 and 2011, respectively and $9,711 and $49,328 of amortization as a contra-revenue charge during the six months ended June 30, 2010 and 2011, respectively.

Strategic consulting, software licenses and other revenue.  In addition to our subscription fees, revenue is generated to a lesser extent by strategic consulting, software licenses and mobile device activation fees. Strategic consulting consists primarily of fees charged for contract negotiations and bill audits. Contract negotiation fees include both fixed project fees and incentive fees driven by the amount of savings that we are able to generate over the customer’s existing communications rates. These fees are recognized when fixed and determinable, usually when the customer and carrier execute the contract. Bill audit fees are driven by the amount of savings that we are able to generate by reviewing current and prior communications invoices against the customer’s existing contracts. These fees are recognized when fixed and determinable, usually when the carrier agrees to issue a credit or refund.

On occasion, we license our Communications Management Platform to our customers on a perpetual basis. If we are able to derive vendor specific objective evidence on the undelivered elements, the software portion is recognized when the revenue recognition criteria is met, otherwise the contract is recognized ratably over the contract life. Other professional services are recognized as the services are performed. We have an agreement with a carrier whereby we receive an activation fee for procuring a mobile device. The activation revenue is recognized upon confirmation from the carrier that the device has been procured.

We expect our strategic consulting, software licenses and other revenue to remain relatively constant in absolute dollars, but to decrease as a percentage of total revenue, as we continue to focus our sales and marketing efforts on our recurring technology and services revenue model.

We historically have derived substantially all of our revenue from within the United States. We intend to build our international sales operations by increasing our direct sales force abroad. We expect our international revenue to increase in absolute dollars and as a percentage of total revenue.

Cost of Revenue and Gross Profit

Cost of recurring technology and services revenue.  Cost of recurring technology and services revenue consists primarily of costs associated with our data center operations, customer product support centers and client services group. This includes personnel-related costs such as salary, stock-based compensation and other compensation-related costs, subcontractor fees, hosting fees, communications costs and royalties related to third-party software included in our solution when our solution is licensed on a non-perpetual basis.

Cost of strategic consulting, software licenses and other revenue.  Cost of strategic consulting, software licenses and other revenue consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs and subcontractor fees directly related to delivering the service.

As our customer base continues to grow, we expect our cost of revenue to increase in absolute dollars as we expand our data center and customer support operations to support our continued growth. Our cost of revenue could fluctuate as a percentage of revenue on a quarterly basis but remain relatively stable on an annual basis based on the mix of software and services sold and average contractual selling price.

Gross profit.  Gross profit as a percentage of revenue is affected by two main factors—the mix of software and services sold and the average contractual selling price. We expect our gross profit in absolute dollars to increase, but that our gross profit as a percentage of revenue will be affected as we integrate the businesses of HCL-EMS and Telwares, which  operate with lower margins than our business. We believe that over time we will achieve improvements in those margins as we integrate the acquired operations and capture the operating efficiencies of the overall business, but our gross profit as a percentage of revenue could further fluctuate on a quarterly basis, while remaining relatively stable on an annual basis, based on the mix of software and services sold and average contractual selling price.

Operating Expense

Operating expense consists of sales and marketing, general and administrative, research and development and depreciation and amortization. Other than for depreciation and amortization expense, personnel-related costs are the most significant component of all of these operating expenses. We expect to continue to hire a significant number of new employees in order to support our overall growth. In any particular period, the timing of additional hires could materially affect our operating results, both in absolute dollars and as a percentage of revenue.

Sales and marketing.  Sales and marketing expense consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for our sales, marketing and business development employees, the cost of marketing programs such as on-line lead generation, promotional events and webinars, the cost of business development programs and sales commissions. Sales commission rates are calculated at the time a contract is signed. The sales commission rate is applied to the contract’s first year of revenue to calculate sales commission expense. Sales commission expense is accrued and expensed at the time we invoice the customer and is paid to the salesperson when the invoice is collected. Generally, new sales personnel require time to become familiar with our software and services and do not begin to generate sales immediately, which can result in increased sales and marketing expense without any immediate increase in revenue. We expect sales and marketing expense to increase in absolute dollars, but remain relatively constant as a percentage of revenue in the near term, as we continue to hire sales and marketing personnel in the United States and internationally to expand our solution globally.

General and administrative.  General and administrative expense consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for finance and accounting, executive, human resources, legal and information technology personnel, rent and facility costs, legal and other professional fees, and other corporate expenses. We anticipate that we will incur additional costs associated with being a public company, including higher personnel costs, corporate insurance and professional fees, including legal and accounting as it relates to financial reporting and achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

Research and development.  Research and development expense primarily consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for development personnel, and fees to our outside contract development vendors. We anticipate that our research and development team will continue to focus on expanding our software and services and increasing the functionality of our current offerings. We expect research and development expense to increase in absolute dollars, but that the investment will likely be lower than the rate of growth in our revenue in the near term.

Depreciation and amortization.  Depreciation and amortization expense primarily consists of the non-cash write-down of tangible and intangible assets over their expected economic lives. We expect this expense to continue to grow in absolute dollars and potentially as a percentage of revenue as we continue to grow and incur capital expenditures to improve our technological infrastructure and acquire assets through potential future acquisitions.

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our short and long-term debt, interest income on our cash and cash equivalents balance and changes in fair value of warrant to purchase redeemable convertible preferred stock. We have historically invested our cash in money market investments. We expect our interest income to vary in each reporting period depending on our average cash balances and interest rates. We expect interest expense to decrease in third quarter of 2011 as we have used the proceeds from our initial public offering to pay down all obligations under our credit facilities as described in Note 6 to our financial statements included in this quarterly report.  As a result of the initial public offering, all warrants to purchase redeemable convertible preferred stock have been converted to warrants to purchase common stock.

Income Tax Provision

Income tax provision consists of federal and state corporate income taxes resulting from our operations in the United States. We expect income tax expense to vary each reporting period depending upon taxable income fluctuations and our availability of tax benefits from net loss carryforwards.

As of December 31, 2010, we had U.S. federal net operating loss carryforwards of approximately $49.1 million, which, if unused, expire from 2020 to 2029, and U.S. federal research and development tax credit carryforwards of approximately $2.5 million, which expire through 2029. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Section 382 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2010, $19.5 million of our net operating loss and tax credit carryforwards were so limited. At December 31 2010 and June 30, 2011, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our net operating loss or tax credit carryforwards would increase net income in the period in which we make such a determination.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies which we believe have the most significant effect on our reported results and require subjective and complex judgment are summarized on pages 49-65 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our prospectus filed with the Securities and Exchange Commission on July 27, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Results of Operations for the Three and Six Month Periods Ended June 30, 2010 and 2011

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2010	% of revenue	2011	% of revenue	2010	% of revenue	2011	% of revenue
Revenue:
Recurring technology and services	$13,891	83%	$23,510	90%	$27,151	83%	$43,437	90%
Strategic consulting, software licenses and other	2,814	17%	2,537	10%	5,509	17%	4,951	10%
Total revenue	16,705	100%	26,047	100%	32,660	100%	48,388	100%
Cost of revenue:
Recurring technology and services	6,675	40%	11,408	44%	12,457	38%	20,465	42%
Strategic consulting, software licenses and other	687	4%	1,245	5%	1,988	6%	2,517	5%
Total cost of revenue(1)	7,362	44%	12,653	49%	14,445	44%	22,982	47%
Gross profit	9,343	56%	13,394	51%	18,215	56%	25,406	53%
Operating expense:
Sales and marketing (1)	3,046	18%	3,963	15%	5,825	18%	7,661	16%
General and administrative (1)	2,811	17%	4,436	17%	5,399	17%	8,172	17%
Research and development(1)	2,307	14%	2,833	11%	4,572	14%	5,695	12%
Depreciation and amortization	879	5%	1,123	4%	1,750	5%	2,131	4%
Income from operations	300	2%	1,039	4%	669	2%	1,747	4%
Interest expense	(533)	(3)%	(777)	(3)%	(1,076)	(3)%	(1,436)	(3)%
Interest income	2	0%	3	0%	13	0%	7	0%
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	45	0%	(1,475)	(6)%	(603)	(2)%	(2,015)	(4)%
Loss before income tax provision	(186)	(1)%	(1,210)	(5)%	(997)	(3)%	(1,697)	(4)%
Income tax provision	49	0%	180	1%	113	0%	306	1%
Net loss	$(235)	(1)%	$(1,390)	(5)%	$(1,110)	(3)%	$(2,003)	(4)%

(1) Amounts in table above include stock-based employee compensation expense, as follows:

Cost of revenue:	$76	$172	$107	$321
Sales and marketing	98	209	154	382
General and administrative	244	509	341	981
Research and development	32	42	57	83
	$450	$932	$659	$1,767

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2010	2011	$	%	2010	2011	$	%
Recurring technology and services	$13,891	$23,510	$9,619	69%	$27,151	$43,437	$16,286	60%
Strategic consulting, software licenses and other	2,814	2,537	(277)	(10)%	5,509	4,951	(558)	(10)%
Total revenue	$16,705	$26,047	$9,342	56%	$32,660	$48,388	$15,728	48%

The increase in recurring technology and services revenue for the three months ended June 30, 2011 as compared to the same period of 2010 was related to a $3.8 million increase in customer revenue unrelated to our acquisitions of HCL-EMS and Telwares, principally attributable to the 93 new customers added between April 2010 and March 2011, as well as increased revenues from the other existing customers in our fixed and mobile businesses. The acquisitions of HCL-EMS and Telwares contributed the remaining $5.8 million of the $9.6 million overall increase.

The increase in recurring technology and services revenue for the six months ended June 30, 2011 as compared to the same period of 2010 was related to a $7.7 million increase in customer revenue unrelated to our acquisitions of HCL-EMS and Telwares, principally attributable to the 93 new customers added between April 2010 and March 2011 as well as increased revenues from the other existing customers in our fixed and mobile businesses. The acquisitions of HCL-EMS and Telwares contributed the remaining $8.6 million of the $16.3 million overall increase. As of June 30, 2011, we had more than 625 end customers.

The decrease in strategic consulting, software licenses and other revenue for the three months ended June 30, 2011 as compared to the same period of 2010 was primarily due to decreases of $0.2 million in software licenses revenue, $0.1 million in activation and other revenue and $0.1 million in strategic sourcing revenue (which is net of a $0.2 million increase in strategic sourcing revenue attributable to customers acquired in the HCL-EMS acquisition). These decreases were partially offset by an increase in consulting revenues of $0.1 million.

The decrease in strategic consulting, software licenses and other revenue for the six months ended June 30, 2011 as compared to the same period of 2010 was primarily due to decreases of $0.3 million in software licenses revenue, $0.3 million in activation and other revenue and $0.2 million in strategic sourcing revenue (which is net of a $0.4 million increase in strategic sourcing revenue attributable to customers acquired in the HCL-EMS acquisition). These decreases were partially offset by an increase in consulting revenues of $0.3 million.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2010	2011	$	%	2010	2011	$	%
Recurring technology and services	$6,675	$11,408	$4,733	71%	$12,457	$20,465	$8,008	64%
Strategic consulting, software licenses and other	687	1,245	558	81%	1,988	2,517	529	27%
Total cost of revenue	$7,362	$12,653	$5,291	72%	$14,445	$22,982	$8,537	59%

Gross profit	$9,343	$13,394	$4,051	43%	$18,215	$25,406	$7,191	39%

Gross margin	56%	51%			56%	53%

As a percentage of recurring technology and services revenue, recurring technology and services cost of revenue increased to 49% for the three months ended June 30, 2011 as compared to 48% for the same period in 2010. This increase as a percentage of revenue was primarily due to lower gross margins attributable to the HCL-EMS and Telwares acquisitions and to increased costs associated with implementing new customers with revenue being recognized later. The $4.7 million increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $3.0 million (of which $2.3 million was attributable to the HCL-EMS and Telwares acquisitions), an increase of $1.4 million in outside contractor costs (which is net of a $1.2 million increase attributable to the acquisitions) and other infrastructure costs of $0.3 million (of which $0.2 million was attributable to the acquisitions). The increases in personnel-related, outside contractor and other infrastructure costs excluding the effects of the two acquisitions were primarily attributable to providing support for customer growth in our recurring technology and services business.

On an absolute dollars basis, strategic consulting, software licenses and other cost of revenues for the three months ended June 30, 2011 increased $0.6 million to $1.2 million as compared to $0.7 million for the same period in 2010 primarily as a result of increased consulting costs of $0.4 million (of which $0.1 million was attributable to the HCL-EMS acquisition), as a result of the increase in consulting revenue and the cost of implementing new software license customers with revenue being recognized later.

As a percentage of revenue, gross profit decreased to 51% for the three months ended June 30, 2011 as compared to 56% for the same period in the prior year.  This decrease in gross margin was primarily due to the HCL-EMS and Telwares acquisitions, as those businesses operate with lower gross margins than ours.  The $4.1 million increase in gross profit in absolute dollars was primarily due to increased revenue.

As a percentage of recurring technology and services revenue, recurring technology and services cost of revenue increased to 47% for the six months ended June 30, 2011 as compared to 46% for the same period in 2010. This increase as a percentage of revenue was primarily due to increased costs associated with implementing new customers with revenue being recognized later and due to the HCL-EMS and Telwares acquisitions, as those businesses operate with higher cost of revenues than ours.  We expect the percentage of recurring technology and services revenue of recurring technology and services cost of revenue to increase until we integrate these businesses to our platform.  The $8.0 million increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $5.4 million (of which $3.4 million was attributable to the HCL-EMS and Telwares acquisitions), an increase of $2.1 million in outside contractor costs (which is net of a $1.8 million increase attributable to the acquisitions) and other infrastructure costs of $0.5 million (of which $0.3 million was attributable to the acquisitions). The increases in personnel-related, outside contractor and other infrastructure costs excluding the effects of the two acquisitions were primarily attributable to providing support for customer growth in our recurring technology and services business.

On an absolute dollars basis, strategic consulting, software licenses and other cost of revenues for the six months ended June 30, 2011 increased $0.5 million to $2.5 million as compared to $2.0 million for the same period in 2010 primarily as a result of increased consulting costs of $0.6 million (of which $0.1 million was attributable to the HCL-EMS acquisition), as a result of the increase in consulting revenue and the cost of implementing new software license customers with revenue being recognized later, partially offset by a $0.1 million decrease in sourcing cost of revenue as a result of the decreased revenues.

As a percentage of revenue, gross profit decreased to 53% for the six months ended June 30, 2011 from 56% for the same period in the prior year.  The decrease in gross margin was primarily due to the HCL-EMS and Telwares acquisitions, as those businesses operate with lower gross margins than ours. We expect gross margins to continue to be lower than the gross margins in 2010 until we integrate these businesses to our platform.  Gross profit increased in absolute dollars to $25.4 million for the six months ended June 30, 2011 as compared to $18.2 million for the same period in 2010.  The increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2010	2011	$	%	2010	2011	$	%
Sales and marketing	$3,046	$3,963	$917	30%	$5,825	$7,661	$1,836	32%
General and administrative	2,811	4,436	1,625	58%	5,399	8,172	2,773	51%
Research and development	2,307	2,833	526	23%	4,572	5,695	1,123	25%
Depreciation and amortization	879	1,123	244	28%	1,750	2,131	381	22%
Total operating expense	$9,043	$12,355	$3,312	37%	$17,546	$23,659	$6,113	35%

Sales and marketing expense.  The increase in absolute dollars for the three months ended June 30, 2011 as compared to the same period of 2010 was primarily due to increases in personnel-related costs, including salary and other compensation-related costs of $1.0 million (of which $0.2 million was attributable to the HCL-EMS and Telwares acquisitions), as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities partially offset by lower contractor costs of $0.2 million.

The increase in absolute dollars for the six months ended June 30, 2011 as compared to the same period of 2010 was primarily due to increases in personnel-related costs, including salary and other compensation-related costs of $1.8 million (of which $0.3 million was attributable to the HCL-EMS and Telwares acquisitions), as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, and increases in travel-related costs and other sales and marketing expenses of $0.2 million. These increases were partially offset by lower contractor costs of $0.3 million.

General and administrative expense.  The increase in absolute dollars for the three months ended June 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in facility, equipment and communications costs of $0.8 million (of which $0.4 million was attributable to the HCL-EMS and Telwares acquisitions), an increase in personnel-related costs, including salary and other compensation-related costs, of $0.6 million (of which $0.2 million was attributable to the HCL-EMS and Telwares acquisitions), which included an increase of $0.3 million in stock-based compensation expense primarily resulting from our grant of stock options covering 1.9 million shares between July 2010 and June 2011, and an increase in legal and accounting fees of $0.1 million as a result of the acquisitions.

The increase in absolute dollars for the six months ended June 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in personnel-related costs, including salary and other compensation-related costs, of $1.4 million (of which $0.2 million was attributable to the HCL-EMS and Telwares acquisitions), which included an increase of $0.6 million in stock-based compensation expense primarily resulting from our grant of stock options covering 1.9 million shares between July 2010 and June 2011, an increase in facility, equipment and communications costs of $1.2 million (of which $0.7 million was attributable to the acquisitions) and an increase in legal and accounting fees of $0.2 million primarily attributable to the acquisitions.

Research and development expense.  The increase in absolute dollars for the three months ended June 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in personnel-related costs, including salary and other compensation-related costs, of $0.4 million (of which $0.2 million was attributable to the HCL-EMS and Telwares acquisitions) and an increase in outside contractor costs of $0.2 million. The higher costs were primarily the result of an initiative to enhance the functionality of our products and to further document the current processes and improve our ability to scale to increased demand.

The increase in absolute dollars for the six months ended June 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in personnel-related costs, including salary and other compensation-related costs, of $0.8 million (of which $0.4 million was attributable to the HCL-EMS and Telwares acquisitions) and an increase in outside contractor costs of $0.3 million. The higher costs were primarily the result of an initiative to enhance the functionality of our products and to further document the current processes and improve our ability to scale to increased demand.

Depreciation and amortization expense.  The increase in absolute dollars for the three months ended June 30, 2011 as compared to the same period of 2010 was due to an increase in amortization expense of $0.2 million and an increase in depreciation expense of $0.1 million. The increase in amortization expense was result of higher intangible assets as result of the HCL-EMS and Telwares acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

The increase in absolute dollars for the six months ended June 30, 2011 as compared to the same period of 2010 was due to an increase in amortization expense of $0.3 million and an increase in depreciation expense of $0.1 million. The increase in amortization expense was result of higher intangible assets as result of the HCL-EMS and Telwares acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(in thousands)	2010	2011		$2010	2011	$
Interest expense	$(533)	$(777)	(244)	$(1,076)	$(1,436)	(360)
Interest income	2	3	1	13	7	(6)
Decrease (increase) in fair value of warrants for convertible preferred stock	45	(1,475)	(1,520)	(603)	(2,015)	(1,412)

Interest Expense.  The increase in interest expense for the three and six months ended June 30, 2011 as compared to the same respective periods of 2010 was a result of higher average debt balances and increased amortization of debt discounts as a result of the debt related to the HCL-EMS and Telwares acquisitions.

Interest Income.  The increase in interest income for the three months ended June 30, 2011 as compared to the same period in 2010 was a result of higher average cash balances in interest bearing bank accounts.

The decrease in interest income for the six months ended June 30, 2011 as compared to the same period in 2010 was the result of the repayment in April 2010 of a promissory note previously issued to us by one of our executive officers upon that executive’s payment in full of all amounts outstanding under the note.

Decrease (increase) in fair value of warrants to purchase redeemable convertible preferred stock.  The net increase in the fair value of warrants to purchase redeemable convertible preferred stock for the three months ended June 30, 2011 was $1.5 million as compared to a net decrease in the fair value of warrants of $45,000 in the same period in 2010. The increase was the result of an increase in the fair value of the underlying shares of preferred stock during the three months ended June 30, 2011 as compared to a decrease in the same period in 2010. Upon completion of the initial public offering in August 2011, all warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock.

The net increase in the fair value of warrants to purchase redeemable convertible preferred stock for the six months ended June 30, 2011 was $2.0 million as compared to a $0.6 million increase in the fair value of warrants in the same period of 2010. The increase was the result of a larger increase in the fair value of the underlying shares of preferred stock during the six months ended June 30, 2011 as compared to the same period in 2010. Upon completion of the initial public offering in August 2011, all warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock.

Income tax provision.  Our income tax provision increased by $0.1 million to $0.2 million for the three months ended June 30, 2011 as compared to $0.1 million for the same period in 2010. The increase was due to our incurring the federal Alternative Minimum Tax during the three months ended June 30, 2011 as a result of using a portion of our net operating loss carryforwards to offset taxable income, an increase in our deferred income taxes related to the two acquisitions we completed during the three months ended March 31, 2011 and higher state income taxes. We expect to continue to incur the federal Alternative Minimum Tax in future periods until we have exhausted our available net operating loss carryforwards.

Our income tax provision increased by $0.2 million to $0.3 million for the six months ended June 30, 2011 as compared to $0.1 million for the same period in 2010. The increase was due to our incurring the federal Alternative Minimum Tax during the six months ended June 30, 2011 as a result of using a portion of our net operating loss carryforwards to offset taxable income, an increase in our deferred income taxes related to the two acquisitions we completed during the first quarter of 2011 and higher state income taxes. We expect to continue to incur the federal Alternative Minimum Tax in future periods until we have exhausted our available net operating loss carryforwards.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans and revolving credit facilities. As of June 30, 2011, we had cash and cash equivalents of $9.0 million and accounts receivable of $21.0 million and amounts due under various debts and credit facilities of $31.7 million. In August 2011, upon the completion of our initial public offering, we received proceeds of $66.0 million, net of underwriting discounts and commissions and offering costs of $3.7 million.  We used a portion of these proceeds from the offering to pay off the $25.5 million outstanding under our debt and credit facilities.  Our remaining outstanding debt relates to the deferred consideration for the HCL-EMS and Telwares acquisitions and capital lease obligations.

We believe that our existing cash and cash equivalents, our cash flow from operating activities and the net proceeds from our initial public offering in August 2011 will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents, cash flow from operating activities, and net proceeds from our initial public offering are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of, or investments in, businesses, services or technologies. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	June 30,
(in thousands)	2010	2011
Cash and cash equivalents	$5,913	$8,981

	Six Months Ended June 30,
(in thousands)	2010	2011
Net cash provided by operating activities	$360	$3,578
Net cash used in investing activities	(236)	(8,517)
Net cash (used in) provided by financing activities	(2,195)	8,007
Net (decrease) increase in cash and cash equivalents	$(2,071)	$3,068

Cash Flows from Operating Activities

Operating activities provided $3.6 million of net cash during the six months ended June 30, 2011, which resulted from our net loss of $2.0 million for the six months ended June 30, 2011, principally offset by a $1.6 million increase in accounts payable and non-cash charges of depreciation and amortization of $2.1 million, increase in fair value of warrants for redeemable convertible preferred stock of $2.0 million and stock-based compensation of $1.8 million. Cash provided by operating activities was adversely impacted by a $2.4 million increase in accounts receivable during the six months ended June 30, 2011.

Operating activities provided $0.4 million of net cash during the six months ended June 30, 2010, which resulted from our net loss of $1.1 million for the six months ended June 30, 2010, principally offset by a $0.6 million increase in deferred revenue, which was attributable primarily to increased sales of our software product and related services, and non-cash charges of depreciation and amortization of $1.8 million, stock-based compensation of $0.7 million and an increase in fair value of warrants for redeemable convertible preferred stock of $0.6 million . Cash provided by operating activities was adversely impacted by a $2.9 million increase in accounts receivable during the six months ended June 30, 2010.

Cash Flows from Investing Activities

Cash used in investing activities totaled $8.5 million during the six months ended June 30, 2011 and consisted of $8.2 million paid in connection with the HCL-EMS and Telwares acquisitions and capital expenditures of $0.3 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $0.2 million during the six months ended June 30, 2010 which consisted solely of cash paid for capital expenditures primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $8.0 million during the six months ended June 30, 2011 primarily consisting of net borrowings under our credit facility of $7.9 million.

Cash flows used in financing activities totaled $2.2 million during the six months ended June 30, 2010 primarily consisting of principal payments under our credit facility and capital lease obligations.

Contractual Obligations

The following table summarizes our material contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Long-term debt, including current portion	$16,843	$5,500	$11,343	$—
Interest on long-term debt	1,385	1,140	245	—
Operating lease obligations	13,569	2,651	8,207	2,711
InterNoded deferred purchase price	500	500	—	—
Capital lease obligations	849	392	457	—
Interest on capital lease obligations	92	60	32	—
	$33,238	$10,243	$20,284	$2,711

The following table summarizes our material contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

•                  Long-term debt includes a term loan and revolving line of credit with interest rates of 10.25% and 4.3%, respectively.  In August 2011, upon the completion of our initial public offering, we used a portion of the proceeds from the offering to repay our long term debt.

•                  Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office space as well as certain equipment.

•                  InterNoded deferred purchase price includes the final installment payment related to our acquisition of InterNoded in 2008. The $500,000 payment was made in January 2011.

•                  Capital lease obligations include minimum lease obligations with remaining terms in excess of one year related to computer equipment.

•                  For details regarding a term loan entered into during the first quarter of 2011, see Note 6 to our consolidated financial statements.  All amounts outstanding under this term loan were repaid out of proceeds from our initial public offering.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1 to our financial statements included in this quarterly report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates as well as, to a lesser extent, inflation. We may also face exchange rate risk in the future, as we expand our business internationally.

Interest Rate Risk

At June 30, 2011, we had unrestricted cash and cash equivalents totaling $9.0 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Foreign Exchange Risk

We sell our solution worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect. We do not currently hedge our exposure to foreign currency exchange rate fluctuations. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

Inflation Risk

Inflation and changing prices have not had a material effect on our business, and we do not expect that they will materially affect our business in the foreseeable future. However, the impact of inflation on replacement costs of equipment, cost of revenue and operating expenses, especially employee compensation costs, may not be readily recoverable in the pricing of our offerings.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, our management does not believe that the outcome of any of these legal matters will have a material adverse effect on our consolidated financial statements.

Item 1A. Risk Factors

Risks Related to Our Business and Our Industry

We have had a history of losses since our incorporation in February 2000.

We were incorporated in February 2000 and have not been profitable in any fiscal period since we were formed. We experienced net losses of $7.0 million in 2008, $2.6 million in 2009 and $1.8 million in 2010 and $2.0 million for the six months ended June 30, 2011. We cannot predict if we will be able to attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to ever reach or maintain profitability and we may incur significant losses for the foreseeable future.

If the market for communications lifecycle management services does not grow as we expect, our business will be harmed.

The market for communications lifecycle management, or CLM, services is developing, and it is not certain whether these services will achieve market acceptance and sustain high demand. Some businesses have invested substantial personnel and financial resources into developing internal solutions for CLM, so they may not perceive the benefit of our external solution. If businesses do not perceive the benefits of outsourced CLM services, the CLM market may not continue to develop or may develop more slowly than we expect, either of which would reduce our revenue and profitability.

Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to:

•                  our ability to attract new customers, obtain renewals from existing customers and increase sales to existing customers;

•                  the purchasing and budgeting cycles of our customers;

•                  changes in our pricing policies or those of our competitors;

•                  the amount and timing of operating costs and capital expenditures related to the operation, maintenance and expansion of our business;

•                  service outages or security breaches;

•                  the timing and success of new service introductions and upgrades by us or our competitors;

•                  the timing of costs related to the development or acquisition of technologies, services or businesses;

•                  the financial condition of our customers; and

•                  general economic, industry and market conditions.

In addition, the accounting treatment of the warrant shares issuable to IBM and the warrant shares that may become issuable to Dell could have an impact on our quarterly operating results. We currently value the warrant shares that are deemed probable of becoming exercisable on a mark-to-market basis until they are earned. Increases or decreases in our stock price will affect the mark-to-market adjustments of the common stock warrant shares, which will increase or decrease contra-revenue charges. The value of the warrant shares will fluctuate until the warrant shares are deemed exercisable and the value is fixed. This accounting treatment is applicable whether or not our IBM or Dell related revenue actually increases or decreases in line with the market value of our common stock, and thus could cause significant fluctuations in our quarterly operating results.

Because we collect and recognize revenue over the terms of our customer agreements, the lack of customer renewals or new customer agreements may not be immediately reflected in our operating results.

We collect and recognize revenue from our customers over the terms of their customer agreements with us. As a result, the aggregate effect of a decline in new or renewed customer agreements in any one quarter would not be fully recognized in our revenue for that quarter and would negatively affect our revenue in future quarters. Consequently, the aggregate effect of significant downturns in sales of our solution would not be fully reflected in our results of operations until future periods. For instance, as a result of the financial crisis in the second half of 2008, we experienced a higher-than-normal cancellation rate in the first three months of 2009, much of which was attributable to customers that had gone out of business. As a result of such cancellations, our total revenue for the following periods was negatively affected. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers is generally collected and recognized over the applicable contract term.

If we are unable to retain our existing customers, our revenue and results of operations would grow more slowly than expected or decline and results of operations would be impaired.

We sell our software products pursuant to agreements that are generally two to five years in duration. Our customers have no obligation to renew their agreements after their terms expire and some of our customers may terminate their agreements for convenience. These agreements may not be maintained or renewed on the same or on more profitable terms. As a result, our ability to both maintain and grow our revenue depends in part on customer renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our software products, the prices of our software products, the prices of products and services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their agreements for our software products, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline.

We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain customers and would impede the growth of our business.

The CLM market is highly fragmented, competitive and rapidly evolving. We compete with other technology and outsourced service providers selling telecommunications expense management and/or mobile device management solutions as well as with solutions developed internally by enterprises seeking to manage their communications expenses and assets. We compete with other technology and outsourced service providers primarily on the basis of customer references, ability to deliver, breadth of solution and pricing. We and other technology and outsourced service providers compete with internally developed CLM solutions primarily on the basis of the relative cost of implementing a third-party solution as compared to inefficiencies or lack of functionality in internally developed CLM solutions.

The intensity of competition in the CLM market has resulted in pricing pressure as the market has developed. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include one or more large communications carriers, enter our market. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.

Some of our actual and potential competitors may enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. As a result, our competitors may be able to respond more quickly than we can to new or changing opportunities, technologies, standards or customer requirements or devote greater resources to the promotion and sale of their products and services than we can.

Industry consolidation may result in increased competition.

The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone’s acquisitions of TnT Expense Management and Quickcomm in October 2010 and Emptoris’ acquisition of Rivermine in January 2011. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of customers or a reduction in our revenue.

We are currently integrating the operations of several businesses that we recently acquired and may in the future expand by acquiring or investing in other businesses, which may divert our management’s attention and consume resources that are necessary to sustain our business.

We are currently integrating the operations of two businesses that we acquired during the first quarter of 2011 and migrating their former customers to our platform. In addition, we continue to integrate the operations of three additional companies we acquired in the past and we are currently migrating our mobile device management, or MDM, technology from a primarily dedicated hosted model to a single instance model. If we encounter unforeseen technical or other challenges in the migration of these customers, the integration of these acquired businesses, or the migration of our MDM technology, our business and results of operations could be harmed. For example, with respect to one of the acquisitions during the first quarter of 2011, we have entered into an agreement for the provision of CLM services by a third party to certain of these customers during their migration and we are obligated to maintain a firewall with respect to the service provider’s software. If the availability of these outsourced services were disrupted during the customer migration process, or if we were unable to maintain the firewall required under this agreement, we could incur substantial costs in arranging for alternative services or substantial liabilities arising out the breach of our obligations.

Although we have no ongoing negotiations or current agreements or commitments for any acquisitions, our business strategy includes the potential future acquisition of, or investment in, complementary businesses, services or technologies. These acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours, or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

•                  issue additional equity securities that would dilute our stockholders;

•                  use cash that we may need in the future to operate our business;

•                  incur debt on terms unfavorable to us or that we are unable to repay;

•                  incur large charges or substantial liabilities; or

•                  become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

If any of these risks materializes, our business and operating results would be harmed.

Our sales cycles can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Some of our potential customers already have partial CLM solutions in place under fixed-term contracts, which limits their ability to commit to purchase our solution in a timely fashion. In addition, our potential customers typically undertake a significant evaluation process that can last six to nine months or more, and which requires us to expend substantial time, effort and money educating them about the capabilities of our offerings and the potential cost savings they can bring to an organization. Furthermore, the purchase of our solution typically also requires coordination and agreement across many departments within a potential customer’s organization, which further contributes to our lengthy sales cycle. As a result, we have limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

If a communications carrier prohibits customer disclosure of communications billing and usage data to us, the value of our solution to customers of that carrier would be impaired, which may limit our ability to compete for their business.

Certain of the software functionality and services we offer depend on our ability to access a customer’s communications billing and usage data. For example, our ability to offer outsourced or automated communications bill auditing, billing dispute resolution, bill payment, cost allocation and expense optimization depends on our ability to access this data. If a communications carrier were to prohibit its customers from disclosing this information to us, those enterprises would only be able to use these billing-related aspects of our solution on a self-serve basis, which would impair the value of our solution to those enterprises. This in turn could limit our ability to compete with the internally developed CLM solutions of those enterprises, require us to incur additional expenses to license access to that billing and usage data from the communications carrier, if such a license is made available to us at all, or put us at a competitive disadvantage against any third-party CLM service provider that licenses access to that data.

Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We are currently expanding our international sales and operations. This international expansion will subject us to new risks that we have not faced in the United States and the countries in which we currently conduct business. These risks include:

•                  continued geographic localization of our software products, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•                  lack of familiarity with and unexpected changes in foreign regulatory requirements;

•                  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•                  difficulties in managing and staffing international implementations and operations;

•                  challenges in integrating our software with multiple country-specific billing or communications support systems for international customers;

•                  challenges in providing procurement, help desk and fulfillment capabilities for our international customers;

•                  fluctuations in currency exchange rates;

•                  potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•                  the burdens of complying with a wide variety of foreign laws and legal standards;

•                  increased financial accounting and reporting burdens and complexities;

•                  potentially slower adoption rates of CLM services internationally;

•                  political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•                  reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

Further expansion into international markets could require us to comply with additional billing, invoicing, communications, data privacy and similar regulations, which could make it costly or difficult to operate in these markets.

Many international regulatory agencies have adopted regulations related to where and how communications bills may be sent and how the data on such bills must be handled and protected. For instance, certain countries, such as Germany, restrict communications bills from being sent outside of the country, either physically or electronically, and certain countries, such as Brazil, Germany, Italy and Spain, require that certain information be encrypted or redacted before bills may be transmitted electronically. These regulations vary from jurisdiction to jurisdiction and international expansion of our business could subject us to additional similar regulations. Failure to comply with these regulations could result in significant monetary penalties and compliance with these regulations could require expenditure of significant financial and administrative resources.

In addition, personally identifiable information is increasingly subject to legislation and regulations in numerous jurisdictions around the world, the intent of which is to protect the privacy of personal information that is collected, processed and transmitted in or from the governing jurisdiction. Our failure to comply with applicable privacy laws and regulations or any security breakdown that results in the unauthorized release of personally identifiable information or other customer data could result in fines or proceedings by governmental agencies or private individuals, which could harm our results of operations.

If we fail to effectively manage and develop our strategic relationships with our channel partners, or if those third parties choose not to market and sell our solution, our operating results would suffer.

The successful implementation of our strategic goals is dependant in part on strategic relationships with our channel partners to offer our solution to a larger customer base than we can reach through our current direct sales and marketing efforts. Some of our strategic relationships, such as our relationships with IBM and Dell Products L.P., are relatively new and, therefore, it is uncertain whether these third parties will be able to market and sell our solution successfully or provide the volume and quality of customers that we currently expect.

Our success depends in part on the ultimate success of our channel partners and their ability to market and sell our solution. Some of these third parties have previously entered, and may in the future enter, into strategic relationships with our competitors. Further, many of our channel partners have multiple strategic relationships and they may not regard us as significant to their businesses. Our channel partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our solution. Our channel partners also may interfere with our ability to enter into other desirable strategic relationships.

If we are unable to manage and develop our strategic relationships, our potential customer base may grow more slowly than we anticipate and we may have to devote substantially more resources to the distribution, sales and marketing of our solution, which would increase our costs and decrease our earnings.

We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We increased our number of full-time employees from 184 at December 31, 2007, to 347 at December 31, 2008, to 439 at December 31, 2009, to 541 at December 31, 2010 and to 829 at June 30, 2011, and our total revenue from $21.0 million in 2007, to $37.5 million in 2008, to $55.9 million in 2009 and to $68.5 million in 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing and managing a global organization and a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively.

The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our founder, President and Chief Executive Officer, and none of these individuals is party to an employment agreement with us. The replacement of these individuals likely would involve expenditure of significant time and financial resources, and their loss might significantly delay or prevent the achievement of our business objectives.

We plan to continue to expand our work force both domestically and internationally to increase our customer base and revenue. We face intense competition for qualified individuals from numerous technology, software and communications companies. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of personnel to support our growth. New hires may require significant training and may take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

Our software manages and interfaces with our customers’ mission-critical networks and systems. Disruptions in the functioning of these networks and systems caused by our software could subject us to substantial liability and damage our reputation.

We assist our customers in the management of their mission-critical communications networks and systems and our software directly interfaces with these networks and systems as well as with enterprise resource planning and other enterprise software and systems. Failures of software could result in significant interruptions in our customers’ communications capabilities and enterprise operations. For example, unknown defects in our mobile device management software, or unknown incompatibilities of this software with our customers’ mobile devices, could result in losses of functionality of these devices. If such interruptions occur, we may not be able to remedy them in a timely fashion and our customers’ ability to operate their enterprises could be severely compromised. Such interruptions could cause our customers to lose revenue and could damage their reputations. In turn, these disruptions could subject us to substantial liabilities and result in irreparable damage to our reputation, delays in payments from our customers or refusals by our customers to make such payments, any of which could harm our business, financial condition or results of operations.

The emergence of one or more widely-used, standardized communications devices or billing or operational support systems could limit the value and operability of our solution and our ability to compete with the manufacturers of such devices or the carriers using such systems in providing CLM services.

Our solution derives its value in significant part from our software’s ability to interface with and support the interoperation of diverse communications devices, billing systems and operational support systems. The emergence of a single or a small number of widely-used communications devices, billing systems or operational support systems using consolidated, consistent sets of standardized interfaces for the interaction between communications service providers and their enterprise customers could significantly reduce the value of our solution to our customers and potential customers. Furthermore, any such communications device, billing system or operational support system could make use of proprietary software or technology standards that our software might not be able to support. In addition, the manufacturer of such device, or the carrier using such billing system or operational support system, might actively seek to limit the interoperability of such device, billing system or operational support system with our software products for competitive or other reasons. The resulting lack of compatibility of our software products would put us at a significant competitive disadvantage, or entirely prevent us from competing, in that segment of the potential CLM market if such manufacturer or carrier, or its authorized licensees, were to develop one or more CLM solutions competitive with our solution.

A continued proliferation and diversification of communications technologies or devices could increase the costs of providing our software products or limit our ability to provide our software products to potential customers.

Our ability to provide our software products is dependent on the technological compatibility of our systems with the communications infrastructures and devices of our customers and their communications service providers. The development and introduction of new communications technologies and devices requires us to expend significant personnel and financial resources to develop and maintain interoperability of our software products with these technologies and devices. The communications industry has recently been characterized by rapid change and diversification in both product and service offerings. Continued proliferation of communications products and services could significantly increase our research and development costs and increase the lag time between the initial release of new technologies and products and our ability to provide support for them in our software products, which would limit the potential market of customers that we have the ability to serve.

We may not successfully develop or introduce new and enhanced software and service offerings, and as a result we may lose existing customers or fail to attract new customers and our revenue may suffer.

Our future financial performance and revenue growth depend upon the successful development, introduction and customer acceptance of new and enhanced versions of our software and service offerings. We are continually seeking to develop and acquire enhancements to our solution as well as new offerings to supplement our existing solution and we are subject to all of the risks inherent in the development and integration of new technologies, including unanticipated performance, stability, and compatibility problems, any of which could result in material delays in introduction and acceptance, significantly increased costs, adverse publicity and loss of sales. If we are unable to deliver new solutions or upgrades or other enhancements to our existing solution on a timely and cost-effective basis, our business will be harmed.

We may not be able to respond to rapid technological changes with new software products and services, which could harm our sales and profitability.

The CLM market is characterized by rapid technological change and frequent new product and service introductions, driven in part by frequent introductions of new technologies and devices in the communications industry, frequent changes in, and resulting inconsistencies between, the billing platforms utilized by major communications carriers and the changing demands of customers regarding the means of delivery of CLM solutions. To achieve and maintain market acceptance for our solution, we must effectively anticipate these changes and offer software products and services that respond to them in a timely manner. Customers may require features and capabilities that our current solution does not have. If we fail to develop software products and services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our agreements with existing customers and our ability to create or increase demand for our solution will be harmed.

Actual or perceived breaches of our security measures could diminish demand for our solution and subject us to substantial liability.

In the processing of communications transactions, we receive, transmit and store a large volume of sensitive customer information, including call records, billing records, contractual terms, and financial and payment information, including credit card information, and we have entered into contractual obligations to maintain the confidentiality of certain of this information. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations and any such lapse in security could expose us to litigation, substantial contractual liabilities, loss of customers or damage to our reputation or could otherwise harm our business. We incur significant costs to protect against security breaches and may incur significant additional costs to alleviate problems caused by any breaches.

If customers believe that our systems and software products do not provide adequate security for the storage of confidential information or its transmission over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, our business will be harmed. Customers’ concerns about security could deter them from using the Internet to conduct transactions that involve confidential information, including transactions of the types included in our solution, so our failure to prevent security breaches, or the occurrence of well-publicized security breaches affecting the Internet in general, could significantly harm our business and financial results.

If we are unable to protect our intellectual property rights and other proprietary information, it will reduce our ability to compete for business.

If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. We have twelve issued patents and seven patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have. In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive with ours or infringe our intellectual property. Enforcement of our intellectual property rights also depends on our successful legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.

Furthermore, effective patent, copyright, trademark, service mark and trade secret protection may not be available in every country in which we offer our software products.

Assertions by a third party that our software products or technology infringes its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the communications and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly visible as a publicly traded company, the possibility of intellectual property rights claims against us may grow. These claims, whether or not successful, could:

•                  divert management’s attention;

•                  result in costly and time-consuming litigation;

•                  require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

•                  require us to redesign our software products to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and impair our business.

In addition, although we have licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. Furthermore, many of our customer agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our software products or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

We outsource certain of our research and development activities to third-party contractors, and a loss of or deterioration in these relationships could adversely affect our ability to introduce new software products or enhancements in a timely fashion.

Certain of our research and development activities are carried out by third-party contractors, located both in the United States and abroad. The loss of or deterioration in any of these relationships for any reason could require us to establish alternative relationships or to complete these research and development activities using our internal research and development staff, either of which could result in increased costs to us and impair our ability to introduce new software products or enhancements in a timely fashion. Our use of such third-party contractors also increases the risk that our intellectual property could be misappropriated or otherwise disclosed to our competitors, either of which could harm our competitiveness and harm our future revenue.

Defects or errors in our software products could harm our reputation, impair our ability to sell our products and result in significant costs to us.

Our software products are highly complex and may contain undetected defects or errors, including defects and errors arising from the work of our outsourced development teams that may result in product failures or otherwise cause our software products to fail to perform in accordance with customer expectations. Because our customers use our software products for important aspects of their businesses, any defects or errors in, or other performance problems with, our software products could hurt our reputation and may damage our customers’ businesses. If that occurs, we could lose future sales or our existing customers could elect to not renew their customer agreements with us. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources from software enhancements. If our software products fail to perform or contain a technical defect, a customer might assert a claim against us for damages. We may not have contractual limitations on damages claims that could be asserted against us. Whether or not we are responsible for our software’s failure or defect, we could be required to spend significant time and money in litigation, arbitration or other dispute resolution, and potentially pay significant settlements or damages.

We use a limited number of data centers to deliver our software products. Disruption of service at these facilities could harm our business.

We host our software products and serve all of our customers from seven third-party data center facilities, all of which are located in the United States. We do not control the operation of these facilities. AT&T operates our data centers in New York, New York and Secaucus, New Jersey; Data Foundry operates our data center in Austin, Texas; Verizon Business operates our data center in Billerica, Massachusetts; Savvis operates our data centers in East Weehawken, New Jersey and Piscataway, New Jersey and Precision Computer Services operates our data center in Shelton, Connecticut. Our agreements for the use of these data center facilities expire through June 2012 and the owners of these facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

While we take precautions such as data redundancy, back-up and disaster recovery plans to prevent service interruptions, our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, communications failures and similar events. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in the availability of our software products.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting constitutes a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. We intend to begin the process of documenting, reviewing and improving our internal control over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require an annual management assessment of and report on the effectiveness of our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission, or the SEC.  In addition, if we become an accelerated filer or a large accelerated filer under the rules of the SEC, our independent registered public accounting firm will be required to audit and report on the effectiveness of our internal control over financial reporting in connection with each such report. As part of our process of documenting and testing our internal control over financial reporting, we may identify areas for further attention and improvement.

The technologies in our software products may be subject to open source licenses, which may restrict how we can use or distribute our software products or require that we release the source code of our software products subject to those licenses.

Certain of our software products incorporate so-called “open source” software, and we may incorporate further open source software into our software products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our software products that incorporate the open source software for no cost, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our software products that contain the open source software and required to comply with the foregoing conditions.

We provide minimum service-level commitments to many of our customers, and our inability to meet those commitments could result in significant loss of customers, harm to our reputation and costs to us.

Many of our customer agreements currently, and may in the future, require that we meet minimum service level commitments regarding items such as platform availability, invoice processing speed and order processing speed. If we are unable to meet the stated service level commitments under these agreements many of our customers will have the right to terminate their agreements with us and we may be contractually obligated to provide our customers with credits or pay other penalties. If our software products are unavailable for significant periods of time we may lose a substantial number of our customers as a result of these contractual rights, we may suffer harm to our reputation and we may be required to provide our customers with significant credits or pay our customers significant contractual penalties, any of which could harm our business, financial condition, results of operations.

Risks Related to Ownership of Our Common Stock

We have incurred and will incur further increased costs as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

As a public company, we have begun to incur, and will in the future incur, significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and directors’ and officers’ liability insurance. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ stock market. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty.

Insiders have substantial control over us and will be able to influence corporate matters.

As of September 5, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 36.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our software products could reduce our ability to compete successfully.

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•                  develop or enhance our software products;

•                  continue to expand our research and development and sales and marketing efforts;

•                  acquire complementary technologies, products or businesses;

•                  expand our operations, in the United States or internationally;

•                  hire, train and retain employees; or

•                  respond to competitive pressures or unanticipated working capital requirements.

An active trading market for our common stock may not develop, and you may not be able to resell your shares at or above the price at which you purchased them.

Although we have listed our common stock on The NASDAQ Global Market in connection with our recent initial public offering, an active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the prices at which they acquired their shares or at the time that they would like to sell.

Our stock price may be volatile, and the market price of our common stock may decrease.

The market price of our common stock could be subject to significant fluctuations. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

•                  fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•                  changes in estimates of our financial results or recommendations by securities analysts;

•                  failure of any of our software products to achieve or maintain market acceptance;

•                  changes in market valuations of similar companies;

•                  success of competitive products or services;

•                  changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•                  announcements by us or our competitors of significant products, services, contracts, acquisitions or strategic alliances;

•                  regulatory developments in the United States, foreign countries or both;

•                  litigation involving our company, our general industry or both;

•                  additions or departures of key personnel;

•                  general perception of the future of the CLM market or our software products;

•                  investors’ general perception of us; and

•                  changes in general economic, industry and market conditions.

In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements described in our prospectus. These sales, or the market perception that the holders of large numbers of our shares intend to sell shares, could reduce the market price of our common stock.  Of the 32,734,717 shares of our common stock outstanding on September 5, 2011, 21,907,042 shares are subject to a 180-day contractual lock-up (which began on July 26, 2011) with the underwriters for our initial public offering.  These shares can be sold, subject to any applicable volume limitations under federal securities laws, after the earlier of the expiration of, or release from, the 180-day lock-up period.

In addition, as of September 5, 2011, there were 7,015,453 shares subject to outstanding options and 596,756 shares subject to outstanding warrants, that will become eligible for sale in the public market to the extent such options or warrants are exercised as permitted by any applicable vesting requirements, and to the extent permitted by the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 32.7 million shares of outstanding common stock and an aggregate of approximately 0.6 million shares of common stock issuable upon exercise of outstanding warrants have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity incentive plans, including 3,620,670 shares reserved for future issuance under our equity incentive plans as of September 5, 2011.  Once we register and issue these shares, they will be able to be freely sold in the public market upon issuance, subject to the lock-up agreements, to the extent applicable.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendations regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management will have broad discretion over the use of our cash reserves and might not apply the proceeds in ways that increase the value of your investment.

Our management will have broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of these funds. Our management might not apply our cash reserves in ways that increase the value of your investment. Our management might not be able to yield a significant return, if any, on any investment of these cash reserves. You will not have the opportunity to influence our decisions on how to use our cash reserves.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:

•                  authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•                  limiting the liability of, and providing indemnification to, our directors and officers;

•                  limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•                  requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•                  controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•                  limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

•                  providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2011, employees of the Company exercised options to purchase a total of 39,401 shares of common stock at exercise prices ranging from $0.88 to $1.27 per share. Proceeds from the stock option exercises totaled $43,661.The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

Use Of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-166123), which we refer to as the Registration Statement, that was declared effective by the Securities and Exchange Commission on July 26, 2011. The Registration Statement registered an aggregate of 10,085,500 shares of our common stock, including 2,585,500 shares registered for sale by certain of our stockholders. On August 1, 2011, 7,500,000 shares of common stock were sold on our behalf and 1,270,000 shares of common stock were sold on behalf of the selling stockholders at an initial public offering price to the public of $10.00 per share, resulting in aggregate gross proceeds of $75,000,000 to us and $12,700,000 to the selling stockholders.  On August 2, 2011, 1,315,500 shares of common stock were sold on behalf of the selling stockholders upon the exercise in full of the underwriters’ over-allotment option, at an initial public offering price of $10.00 per share, resulting in additional aggregate gross proceeds of $13,155,000 to the selling stockholders. Upon the completion of the sale of the shares referenced in this paragraph, the offering terminated.

The underwriters of the offering were Deutsche Bank Securities Inc., Stifel, Nicolaus & Company, Incorporated, Lazard Capital Markets LLC, Oppenheimer & Co. Inc., Raymond James & Associates, Inc. and Signal Hill Capital Group LLC.  In connection with the offering we paid to the underwriters underwriting discounts totaling $5,250,000 and the selling stockholders paid to the underwriters underwriting discounts totaling $1,809,850. In addition, we incurred offering costs of approximately $3.8 million in connection with the offering, which, when added to the underwriting discounts paid by us, amount to total costs of approximately $9.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $66.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

We have used $25.5 million of the net proceeds to repay all of the outstanding amounts under our term loan and revolving credit facilities.  We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds.  None of the remaining net proceeds were paid, directly or indirectly, to directors, officers, persons owning ten percent or more of our equity securities, or any of our other affiliates.

Item 6.         Exhibits

Exhibit No.	Description of Exhibit

*31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†      XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tangoe, Inc.

Date: September 9, 2011	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer