Form 10-Q
period 2011-09-30
TANGOE INC
filed 2011-11-14
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

There were 32,963,002 shares of our common stock outstanding on November 5, 2011.

PRELIMINARY NOTES

When we use the terms “Tangoe”, the “Company”, “we”, “us” and “our”, we mean Tangoe, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “target,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		September 30,
	December 31,	2011
	2010	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,913	$52,521
Accounts receivable, less allowances of $245 and $102, respectively	14,295	24,405
Prepaid expenses and other current assets	1,395	2,098
Total current assets	21,603	79,024
COMPUTERS, FURNITURE AND EQUIPMENT-NET	1,795	2,578

OTHER ASSETS:
Intangible assets-net	15,785	20,910
Goodwill	17,636	22,893
Security deposits and other non-current assets	1,925	1,070
TOTAL ASSETS	$58,744	$126,475

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,303	$6,439
Accrued expenses	3,364	4,961
Deferred revenue-current portion	8,304	9,252
Notes payable-current portion	6,345	3,558
Other current liabilities	—	766
Total current liabilities	21,316	24,976

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	3,099	1,629
Deferred revenue-less current portion	1,788	2,483
Notes payable-less current portion	11,777	3,762
Warrants for redeemable convertible preferred stock	1,345	—
Total liabilities	39,325	32,850

REDEEMABLE CONVERTIBLE PREFERRED STOCK
par value $0.0001 per share-66,441,184 and 0 authorized as of December 31, 2010 and September 30, 2011, respectively; 65,055,472 and 0 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively; liquidation preference of $47,339 and $0 as of December 31, 2010 and September 30, 2011, respectively	61,441	—

COMMITMENT AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ (DEFICIT) EQUITY
Series A convertible preferred stock, par value $0.0001 per share- 3,780,000 and 0 shares authorized as of December 31, 2010 and September 30, 2011, respectively; 1,928,479 and 0 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively; liquidation preference of $482 and $0 as of December 31, 2010 and September 30, 2011, respectively	366	—
Common stock, par value $0.0001 per share-120,400,000 and 128,775,000 shares authorized as of December 31, 2010 and September 30, 2011, respectively; 4,647,731 and 32,746,785 shares issued and outstanding as of December 31, 2010 and September 30, 2011, respectively	—	3
Additional paid-in capital	7,317	140,838
Warrants for common stock	2,022	10,610
Less: notes receivable for purchase of common stock	(93)	(93)
Accumulated deficit	(51,635)	(57,698)
Other comprehensive income (loss)	1	(35)
Total stockholders’ (deficit) equity	(42,022)	93,625
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$58,744	$126,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, Inc.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Revenue:
Recurring technology and services	$14,570	$24,456	$41,721	$67,893
Strategic consulting, software licenses and other	2,568	2,856	8,077	7,807
Total revenue	17,138	27,312	49,798	75,700

Cost of revenue:
Recurring technology and services	6,720	11,926	19,177	32,391
Strategic consulting, software licenses and other	892	1,142	2,880	3,659
Total cost of revenue	7,612	13,068	22,057	36,050

Gross profit	9,526	14,244	27,741	39,650

Operating expenses:
Sales and marketing	3,041	4,113	8,866	11,774
General and administrative	2,849	4,683	8,248	12,855
Research and development	2,330	3,023	6,902	8,718
Depreciation and amortization	860	1,249	2,610	3,380
Restructuring charge	—	1,549	—	1,549
Income (loss) from operations	446	(373)	1,115	1,374

Other income (expense), net
Interest expense	(525)	(1,427)	(1,601)	(2,863)
Interest income	2	14	15	21
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	42	19	(561)	(1,996)
Loss before income tax provision	(35)	(1,767)	(1,032)	(3,464)
Income tax provision	68	88	181	394
Net loss	(103)	(1,855)	(1,213)	(3,858)
Preferred dividends	(928)	(310)	(2,785)	(2,168)
Accretion of redeemable convertible preferred stock	(16)	(5)	(48)	(37)
Loss applicable to common stockholders	$(1,047)	$(2,170)	$(4,046)	$(6,063)

Basic and diluted loss per common share	$(0.24)	$(0.10)	$(0.93)	$(0.56)

Basic and diluted weighted average common shares outstanding	4,402	22,769	4,361	10,831

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ (Deficit) Equity and Comprehensive Income (Loss) (unaudited)

For the Nine Months Ended September 30, 2011

(in thousands, except share amounts)

							Notes
	Series A Convertible						Receivable
	Preferred Stock		Common Stock		Additional	Common	for Purchase		Other	Total
	Number of		Number of		Paid-In	Stock	of Common	Accumulated	Comprehensive	Stockhoders
	Shares	Amount	Shares	Amount	Capital	Warrants	Stock	Deficit	Income (Loss)	(Deficit) Equity
Balance December 31, 2010	1,928,479	$366	4,647,731	$—	$7,317	$2,022	$(93)	$(51,635)	$1	$(42,022)
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	(3,858)	—	(3,858)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(36)	(36)
Total comprehensive loss										(3,894)
Issuance of shares from exercise of stock options	—	—	599,154	—	650	—	—	—	—	650
Issuance of shares from exercise of stock warrants	—	—	45,937	—	182	—	—	—	—	182
Cashless exercise of preferred warrant	—	—	931,896	—	19	—	—	—	—	19
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(2,205)	—	(2,205)
Issuance of stock warrants	—	—	—	—	—	4,534	—	—	—	4,534
Conversion of preferred stock to common stock	(1,928,479)	(366)	19,022,067	2	64,015	—	—	—	—	63,651
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	4,054	—	—	—	4,054
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,500,000	1	65,991	—	—	—	—	65,992
Stock-based compensation - options	—	—	—	—	2,664	—	—	—	—	2,664
Balance September 30, 2011	—	$—	32,746,785	$3	$140,838	$10,610	$(93)	$(57,698)	$(35)	$93,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, Inc.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2010	2011
Operating activities:
Net loss	$(1,213)	$(3,858)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	71	1,181
Depreciation and amortization	2,610	3,380
Restructuring charge	—	1,549
Decrease in deferred rent liability	(383)	(101)
Amortization of marketing agreement intangible assets	13	65
Allowance for doubtful accounts	32	23
Deferred income taxes	143	221
Stock based compensation	1,168	2,664
Increase in fair value of warrants for redeemable convertible preferred stock	561	1,996
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,396)	(5,831)
Prepaid expenses and other assets	1	86
Other assets	(613)	(327)
Accounts payable	569	3,189
Accrued expenses	416	(364)
Deferred revenue	1,164	1,438
Net cash provided by operating activities	2,143	5,311
Investing activities:
Purchases of computers, furniture and equipment	(319)	(482)
Cash paid in connection with acquisitions	—	(8,166)
Net cash used in investing activities	(319)	(8,648)
Financing activities:
Repayment of debt	(3,646)	(37,715)
Borrowings of debt	—	20,000
Proceeds from initial public offering, net of issuance costs	—	66,998
Proceeds from warrant exercises	—	182
Deferred financing costs	—	(170)
Proceeds from exercise of options	51	650
Net cash (used in) provided by financing activities	(3,595)	49,945

Net (decrease) increase in cash and cash equivalents	(1,771)	46,608
Cash and cash equivalents, beginning of period	6,163	5,913
Cash and cash equivalents, end of period	$4,392	$52,521

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

Initial Public Offering

In August 2011, the Company completed its initial public offering whereby it sold 7,500,000 shares of common stock at a price to the public of $10.00 per share.  The Company’s common stock is traded on the NASDAQ Global Market.  The Company received proceeds from its initial public offering of $66.0 million, net of underwriting discounts and commissions and other offering costs of $3.8 million.

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

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

2.              Business Combinations

HCL Expense Management Services, Inc.

In December 2010, the Company entered into an Asset Purchase Agreement (the “HCL-EMS APA”) to acquire substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”). Pursuant to the terms of the HCL-EMS APA, the Company paid $3.0 million in cash at closing, which took place on January 25, 2011 (“HCL-EMS Closing Date”). In addition, the Company is obligated to pay deferred cash consideration following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS. The Company valued this contingent consideration at $3.4 million. The Company has included the operating results of

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

HCL-EMS in its consolidated financial statements since the date of acquisition, including revenue of $9.3 million through September 30, 2011. In connection with this transaction the Company has recorded on its consolidated statement of operations in the third quarter of 2011 a restructuring charge of $1.5 million related to terminating the use of the former HCL-EMS leased facility in Rutherford, New Jersey that is subject to a lease assumed by the Company in connection with the acquisition.

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

Telwares, Inc.

On March 16, 2011, the Company entered into an Asset Purchase Agreement (the “Telwares APA”) with Telwares, Inc. to purchase certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc as defined in the Telwares APA (such acquired assets and liabilities, “Telwares”). Pursuant to the terms of the agreement, the Company will pay $7.7 million in cash as follows: $5.2 million at closing, which included a working capital adjustment of $0.7 million, which took place on March 16, 2011, $1,250,000 on March 16, 2012, and $1,250,000 on March 16, 2013. The Company has included the operating results of Telwares in its consolidated financial statements since the date of acquisition, including revenue of $5.5 million through September 30, 2011.

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

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2010 and September 30, 2011 as if the acquisitions of HCL-EMS and Telwares both occurred at the beginning of 2010. These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2010.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2011	2010	2011

Revenue	$24,300	$27,312	$71,284	$78,927
Operating (loss) income	(648)	(373)	(2,156)	869
Loss applicable to common stockholders	(2,469)	(2,170)	(8,301)	(6,738)
Basic and diluted loss per common share	$(0.56)	$(0.10)	$(1.90)	$(0.63)

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

3. Loss per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2010	2011	2010	2011

Net loss	$(103)	$(1,855)	$(1,213)	$(3,858)
Less: Preferred stock dividends	(928)	(310)	(2,785)	(2,168)
Less: Accretion of redeemable convertible preferred stock	(16)	(5)	(48)	(37)
Loss applicable to common stockholders, basic and diluted	$(1,047)	$(2,170)	$(4,046)	$(6,063)

Basic and diluted loss per common share	$(0.24)	$(0.10)	$(0.93)	$(0.56)

Weighted-average common shares outstanding
Basic and diluted shares	4,402	22,769	4,361	10,831

Potentially dilutive securities (1):
Outstanding stock options	5,987	7,004	5,987	7,004
Common stock warrants	1,359	594	1,359	594
Convertible preferred stock	19,019	—	19,019	—

(1) The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

On August 1, 2011, as a result of the initial public offering all preferred stock was converted to common stock and all preferred stock warrants converted to warrants to purchase common stock.

4. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	September 30,
(in thousands)	2010	2011

Computers and software	$5,881	$7,286
Furniture and fixtures	562	700
Leasehold improvements	229	462
	6,672	8,448
Less: accumulated depreciation	(4,877)	(5,870)
Computers, furniture and equipment-net	$1,795	$2,578

Computers and software includes equipment under capital leases totaling approximately $1.7 million and $2.4 million at December 31, 2010 and September 30, 2011, respectively. Accumulated depreciation on equipment under capital leases totaled approximately $0.7 million and $1.2 million as of December 31, 2010 and September 30, 2011, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $0.8 million and $1.0 million for the nine months ended September 30, 2010 and 2011, respectively.

In connection with the business combinations described in Note 2, the Company acquired fixed assets with fair values of $0.6 million during the first quarter of 2011.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

5.              Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey.  The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions.  This charge reflects the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs.  The liabilities related to the restructuring charge are included in other current liabilities and deferred rent and other non-current liabilities on the Company’s condensed consolidated balance sheet.  The following table summarizes the activity in the liabilities related to the restructuring charge for the three months ended September 30, 2011.

	Lease costs, net
	of estimated
(in thousands)	sublease income	Other Costs	Total

2011 restructuring charge	$1,405	$144	$1,549
Cash payments	(62)	—	(62)
Remaining liability at September 30, 2011	1,343	144	1,487

	less: current portion		(766)
	Long-term portion		721

6.              Intangible Assets

The following table presents the components of the Company’s intangible assets as of December 31, 2010 and September 30, 2011:

			Weighted
	December 31,	September 30,	Average Useful
(in thousands)	2010	2011	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(502)	(601)
Patents, net	552	453
Technological know-how	5,029	6,219	8.2
Less: accumulated amortization	(1,608)	(2,227)
Technological know-how, net	3,421	3,992
Customer relationships	12,900	16,780	8.5
Less: accumulated amortization	(5,290)	(6,716)
Customer relationships, net	7,610	10,064
Convenants not to compete	140	198	2.0
Less: accumulated amortization	(140)	(156)
Convenants not to compete, net	—	42
Strategic marketing agreement	3,981	6,203	10.0
Less: accumulated amortization	(26)	(91)
Strategic marketing agreement, net	3,955	6,112
Trademarks	247	247
Intangible assets, net	$15,785	$20,910

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The related amortization expense of intangible assets for the nine months ended September 30, 2010 and 2011 was $1.7 million and $2.2 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exists at September 30, 2011 is as follows:

(in thousands)
October 1, 2011 to December 31, 2011	$776
2012	3,190
2013	3,291
2014	3,061
2015	2,030
Thereafter	8,315
Total	$20,663

7.              Debt

As of December 31, 2010 and September 30, 2011, borrowings outstanding included the following:

	December 31,	September 30,
(in thousands)	2010	2011
Line of credit, $8.0 million limit, bears interest at an interest rate equal to the London InterBank Offer Rate plus 4%, interest rate was 4.3% at December 31, 2010	$5,500	$—

Term loan, bears interest at an interest rate equal to the greater of base rate (as defined) plus 6.0% or 10.25% at December 31, 2010, interest rate in effect was 10.25% at December 31, 2010. Interest-only payments through January 2010; thereafter, monthly interest and principal payments as described below. Net of unamortized discount of $70,164 at December 31, 2010	11,272	—

HCL contingent consideration, net of unamortized discount of $301 at September 30, 2011. Payable in annual installments starting January 2012, as described below	—	3,640

Deferred Telwares purchase price, net of unamortized discount of $220 at September 30, 2011. Payable in annual installments starting in March 2012, as described below	—	2,280

Deferred InterNoded purchase price, net of unamortized discount of $0 at December 31, 2010	500	—

Capital lease and other obligations	850	1,400
Total notes payable	$18,122	$7,320
Less: current portion	$(6,345)	$(3,558)
Notes payable, less current portion	$11,777	$3,762

Line of Credit

In October 2010, the Company negotiated a line of credit of up to $6.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A. (“Chase”). The line of credit bears interest at the London Inter Bank Offered Rate (“Libor”) plus a 4.0% spread.  On November 2, 2010, the Company borrowed $5.5 million of the line of credit. The Company used the proceeds to pay off the $5.0 million previously outstanding revolving line of credit and used $0.5 million for general corporate overhead purposes. In February 2011, the Company negotiated an increase in the line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable.  In August 2011, upon the completion of the Company’s initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the line of credit, including the outstanding principal of $5.5 million and unpaid accrued interest of $15,702. In October 2011, the Company renewed the line of credit for one year, with the line of credit maturing in October 2012.  The line of credit has a financial covenant relative to minimum cash balance requirements, and is secured by all of the Company’s tangible and intangible property.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Term Loan

In the first quarter of 2011, the Company borrowed $20.0 million pursuant to a new term loan with its existing bank in connection with the acquisitions of HCL-EMS and Telwares (the “New Term Loan”), as described in Note 2. A previous term loan with the same bank with an outstanding principal balance of $11.0 million was repaid from the proceeds of the New Term Loan. The New Term Loan required interest-only payments through January 2012. Thereafter, monthly interest payments were to be accompanied by principal payments in the following amounts: (i) $350,000 commencing on February 1, 2012 through and including January 1, 2013; (ii) $400,000 from February 1, 2013 through and including January 1, 2014; (iii) $500,000 from February 1, 2014 through and including January 1, 2015; and (iv) $5,000,000 on February 1, 2015. The interest rate on the New Term Loan was base rate plus 6.25% payable monthly with an interest rate floor of 9.75%. The base rate was defined as the greater of (a) the highest prime rate in effect during the month or (b) the highest Libor Rate in effect during such month plus 2.5% per annum or (c) the floor of 3.5% per annum. The Company also issued a warrant to purchase 625,000 shares of Series F redeemable convertible preferred stock (“Series F”) to the bank at an exercise price of $1.1776 per share (equivalent to 177,456 shares of common stock at $4.1475 per share on a post-split, as converted-to-common basis).  In August 2011, upon the completion of the Company’s initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the New Term Loan, including the outstanding principal of $20.0 million, loan prepayment fee of $0.4 million and unpaid accrued interest of $0.2 million.  Upon the repayment of the New Term Loan, the remaining unamortized debt discount of approximately $0.6 million and debt issuance costs of $0.1 million were expensed.

In July 2008, the Company borrowed $14.3 million pursuant to a term loan with its existing bank in connection with the acquisition of Information Strategies Group (the “ISG Term Loan”). A previous term loan with the same bank with an outstanding principal balance of $2.2 million was repaid from the proceeds of the ISG Term Loan. The ISG Term Loan required interest-only payments through January 2010. Thereafter, monthly interest payments were to be accompanied by principal payments in the following amounts: (i) $201,250 commencing on February 1, 2010 through and including July 1, 2010; (ii) $340,000 from August 1, 2010 through and including July 1, 2011; (iii) $491,000 from August 1, 2011 through and including June 1, 2012; and (iv) $3,561,500 on July 1, 2012.  The interest rate on the ISG Term Loan was defined as, the greater of the prime rate plus 6.0% or 10.25%. The Company also issued a warrant to purchase 850,000 shares of Series F to the bank at an exercise price of $1.1776 per share (equivalent to 241,340 shares of common stock at $4.1475 per share on a post-split, as converted-to-common basis).  The Company was in compliance with all financial covenants related to the ISG Term Loan as of December 31, 2010.  The ISG Term Loan was repaid in the first quarter of 2011 with the proceeds from the New Term Loan.

Contingent Consideration

As described in Note 2, the purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date of January 25, 2011, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration is unsecured.

Deferred Telwares Purchase Price

As described in Note 2, the purchase consideration for the acquisition of Telwares includes deferred cash consideration. The deferred cash consideration includes payments of $1,250,000 on March 16, 2012 and $1,250,000 on March 16, 2013. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured.

Deferred InterNoded Purchase Price

The purchase consideration for the acquisition of InterNoded, Inc. (“InterNoded”), which the Company acquired in December 2008, included deferred cash payments. The deferred cash consideration included payments of $0.9 million made in January 2009 and $1.0 million made in January 2010 and a final payment of $0.5 million made on January 15, 2011.  No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

the Company’s weighted average cost of debt as of the date of the acquisition. The deferred cash consideration was subordinated to the line of credit and the New Term Loan and was unsecured.

8.              Stockholders’ Deficit

Common Stock—As of December 31, 2010 and September 30, 2011, the number of authorized shares of common stock, par value $0.0001 per share, was 120,400,000 and 128,775,000, respectively, of which 4,647,731 and 32,746,785 were issued and outstanding, respectively.

Preferred Stock—As of December 31, 2010 and September 30, 2011, the number of authorized shares of preferred stock, par value $0.0001 per share, was 70,221,184 and 5,000,000, respectively, of which 66,983,951 and 0 were issued and outstanding, respectively. On August 1, 2011, as a result of the Company’s initial public offering the outstanding preferred stock was converted into 19,022,067 shares of common stock on a one-for-3.522 basis.

The following table summarizes the number of shares of convertible preferred stock for the nine months ended September 30, 2011 (in thousands):

	Balance as of		Conversion of
	December 31, 2010		preferred stock into	Balance as of
	as issued	as converted	common stock	September 30, 2011
Series A	1,928	547	(547)	—
Series B	8,395	2,384	(2,384)	—
Series C	4,112	1,167	(1,167)	—
Series D	2,962	841	(841)	—
Series D-1	4,236	1,203	(1,203)	—
Series E	10,811	3,070	(3,070)	—
Series F	10,190	2,893	(2,893)	—
Series 1	21,857	6,206	(6,206)	—
Series 2	2,505	711	(711)	—
	66,996	19,022	(19,022)	—

The following table summarizes the preferred stock amounts for the nine months ended September 30, 2011 (in thousands):

					Conversion of
	Balance as of	Preferred	Accretion of		preferred stock into	Balance as of
	December 31, 2010	Dividends	preferred stock	Cashless exercise	common stock	September 30, 2011
Series A	366	—	—	—	(366)	—
Series B	4,736	132	4	—	(4,872)	—
Series C	2,496	75	—	5	(2,576)	—
Series D	2,753	88	3	—	(2,844)	—
Series D-1	3,755	126	4	—	(3,885)	—
Series E	10,700	374	10	—	(11,084)	—
Series F	14,259	560	16	—	(14,835)	—
Series 1	20,132	720	—	—	(20,852)	—
Series 2	2,610	93	—	—	(2,703)	—
	61,807	2,168	37	5	(64,017)	—

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Investor Rights Agreements—Holders of a substantial portion of our outstanding common stock and warrants to purchase common stock, have rights to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company’s Eighth Amended and Restated Investor Rights Agreement, as amended.

Warrants

Common Stock Warrants—Since the completion of the Company’s initial public offering, the Company has received cash proceeds of $0.2 million in the aggregate from the exercise of warrants to purchase a total of 45,937 shares of common stock at exercise prices ranging from $2.24 to $4.15 per share.  In addition, warrant holders exercised warrants to purchase a total of 1,516,736 shares of common stock pursuant to a cashless exercise feature of these warrants.  As a result of the cashless exercise, 931,896 shares of common stock were issued and 584,840 warrant shares were cancelled in lieu of payment of cash consideration to the Company.

On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of September 30, 2011, none of the shares exercisable under this warrant were probable of being earned and accordingly no value was ascribed to this warrant. On a quarterly basis the Company will review the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds to earn vesting of warrant shares, and to the extent the Company deems it probable that any warrant shares will vest, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

On October 9, 2009, the Company issued a warrant to purchase up to 3,198,402 shares of its common stock to International Business Machines Corporation (“IBM”) in connection with the entry of the Company and IBM into a five-year strategic relationship agreement. Under the terms of the warrant, 890,277 shares of common stock were vested and exercisable immediately upon execution of the agreement. Up to an additional 2,308,125 shares of common stock may become exercisable upon the achievement of certain billing thresholds over a three-year period. The warrant is exercisable at $4.148 per share. (Certain terms of this warrant were amended on June 8, 2011, as described in the paragraph below). The Company valued the initial 890,277 shares of common stock exercisable under the warrant at $1.7 million using the Black-Scholes valuation model at the time of the signing of the agreement. The Black-Scholes valuation assumptions included an expected term of seven years, volatility of 67.77% and a risk free interest rate of 2.93%. The Company recorded the $1.7 million value of the initial 890,277 shares of common stock as an increase to warrants for common stock and an increase to other non-current assets on the Company’s consolidated balance sheet. During the three months ended December 31, 2009, the Company determined that it was probable that IBM would reach certain of the billing thresholds to have an additional 947,103 shares of common stock become exercisable. The additional shares of common stock exercisable under the warrant were valued at $1.4 million using the Black-Scholes valuation model at the time the Company determined it was probable they would reach the billing thresholds. The Company recorded the value of the additional shares of common stock to intangible assets and non-current liabilities and will reclassify the liability to equity upon reaching the billing thresholds and the additional shares of common stock become exercisable. In December 2010, the Company reviewed the actual billings to date related to the strategic relationship agreement and determined it was probable IBM would reach the billing thresholds to earn 624,755 shares of the additional 947,103 shares of common stock accrued. The Company reversed $920,000 of market value related to the 322,348 shares of common stock no longer deemed probable of being earned. The Company began to amortize the asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the nine months ended September 30, 2010 and 2011, the Company recorded $12,719 and $65,209, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value has been marked to market on a quarterly basis until the warrant shares are earned and vest. The Company recorded a mark-to-market valuation increase of $0.6 million to intangible assets on its consolidated balance sheet as of September 30, 2011 as a result of the increased valuation of its common stock.

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Based on this amendment, the maximum number of warrant shares (issued and issuable) to IBM was reduced from 3,198,402 to 2,166,658 shares of common stock. The fair value of the 624,755 warrant shares vested as a result of this amendment was determined to be $4.5 million using the Black-Scholes valuation model. The Company recorded these vested warrant shares as an increase to warrants for common stock, reversed the non-current liability associated with the previous accrual for these warrant shares, and the difference was added to intangible assets and is being amortized in proportion to the expected revenue over the remainder of the original ten-year period noted above. On a quarterly basis the Company will also evaluate the probability of IBM vesting in any of the 651,626 additional warrant shares between June 8, 2011 and June 30, 2012, and to the extent the Company deems it probable that any portion of these additional warrant shares will be earned, the Company would record the fair value of the additional shares of common stock to intangible assets and non-current liabilities using a Black-Scholes valuation model, and mark to market each period thereafter until such time that the warrant shares are actually earned and vest. On August 30, 2011, the Company issued 930,511 shares of its common stock to IBM upon the exercise by IBM of this warrant, pursuant to a cashless exercise feature.  As a result of the cashless exercise, 584,521 warrant shares were cancelled in lieu of the payment of cash consideration to the Company.  As of September 30, 2011 there were no further vested warrant shares subject to the IBM warrant.

Preferred Stock Warrants— On August 1, 2011, as a result of the Company’s initial public offering all of the Company’s redeemable convertible preferred stock warrants automatically converted into common stock warrants on a 1-for-3.522 basis, resulting in warrants exercisable for 561,203 shares of common stock.

A summary of warrants to purchase common stock and redeemable convertible preferred stock issued and exercised during the nine months ended September 30, 2011 is presented below:

	Redeemable Convertible
	Preferred Stock Warrants
		As-converted	Common	Total, as
		to common	Stock	converted to
	As issued	basis (1)	Warrants	Common basis (1)

Outstanding at beginning of the year	1,366,557	388,006	970,915	1,358,921
Exercised	(15,000)	(4,259)	(977,833)	(982,092)
Issued	625,000	177,456	624,755	802,211
Cancelled	—	—	(584,840)	(584,840)
Converted to Common Stock Warrants	(1,976,557)	(561,203)	561,203	—
Outstanding at end of the period	—	—	594,200	594,200

Weighted average exercise price	$—	$—	$3.53	$3.53

(1)   Reflects the equivalent number of common shares and exercise price, is if such preferred warrants were converted into warrants for common shares.

Stock Options—As of September 30, 2011, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”).   The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

As of September 30, 2011, there were options to purchase an aggregate of 6,031,811 shares of common stock outstanding under the 2005 Plan at a weighted-average exercise price of $3.88 per share and an aggregate of 588,984 shares of common stock issued upon the exercise of options granted under the 2005 Plan. As of September 30, 2011, there were 3,620,670 shares of common stock reserved for future issuance under the 2011 Plan.  The Company will only grant future stock options or other equity incentive awards under the 2011 Plan.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

expire 10 years after the date of the grant. During the nine months ended September 30, 2011, the Company’s board of directors granted options to purchase an aggregate of 1,978,114 shares of common stock under the 2005 Plan to employees and non-employees, at a weighted average exercise price of $6.35 per share.

A summary of the status of stock options issued pursuant to the Plans during the nine months ended September 30, 2011 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	5,679,003	$2.14
Granted	1,978,114	$6.35
Forfeited	(54,089)	$4.34
Exercised	(599,154)	$1.08

Outstanding at end of the period	7,003,874	$3.40	7.4

Exercisable at end of the period	3,714,518	$1.71	6.0

Available for future grants at September 30, 2011	3,620,670

The intrinsic values of options outstanding, vested and exercised during the nine months ended September 30, 2011 were as follows:

	2011
	Number of	Intrinsic
	Options	Value
Outstanding	7,003,874	$55,405,399
Vested	3,714,518	$35,675,562
Exercised	599,154	$5,080,820

During the nine months ended September 30, 2011, employees of the Company exercised options to purchase a total of 599,154 shares of common stock at exercise prices ranging from $0.25 to $4.72 per share. Proceeds from the stock option exercises totaled $0.7 million.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

In accordance with Accounting Standards Codification (“ASC”) 718, Share Based Payment (“ASC718”), total compensation expense for stock-based compensation awards was $1.2 million and $2.7 million for the nine months ended September 30, 2010 and 2011, respectively, which is included on the accompanying consolidated statements of operations as follows (in thousands):

	Nine Months Ended
	September 30,
	2010	2011
Cost of goods sold	$195	$499
Sales and marketing expenses	260	589
General and administrative expenses	620	1,447
Research and development	93	129
Total stock-based employee compensation	$1,168	$2,664

Stock-based compensation expense for stock options granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2011	$899
2012	3,058
2013	2,742
2014	1,986
2015	240
$8,925

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant for stock options. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black-Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718 ; and the risk free interest rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods. The fair values of stock grants are amortized as compensation expense on a straight-line basis over the vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the statement of cash flows.

The fair value of the options granted during 2011 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2011

Expected dividend yield	0%
Risk-free interest rate	2.05% to 2.60%
Expected term (in years)	5.5 - 6.2 years
Expected volatility	59.58% - 60.89%

Based on the above assumptions, the weighted average fair value per share of stock options granted during the nine months ended September 30, 2011 was approximately $6.35.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

9.     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets, differences between book and tax treatment of goodwill and other indefinite-lived intangible assets and to a lesser extent because of the impact of state income taxes.  As described in the Company’s prospectus filed with the SEC on July 27, 2011, the Company maintains a valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

10.    Fair Value Measurement

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

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 and the basis for that measurement:

	Fair Value Measurement at September 30, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$30,016	$30,016	$—	$—
Contingent HCL-EMS acquisition consideration	3,640	—	—	3,640
	$33,656	$30,016	$—	$3,640

	Fair Value Measurement at December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$3,000	$3,000	$—	$—
Warrants for redeemable convertible preferred stock	1,345	—	1,345	—
	$4,345	$3,000	$1,345	$—

The Company’s investment in overnight money market institutional funds, which amounted to $3.0 million at December 31, 2010 and $30.0 million at September 30, 2011 is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

The Company’s warrants for redeemable convertible preferred stock were classified as a liability on the accompanying consolidated balance sheet and each reporting period the carrying value of the warrants was adjusted to its then current fair value, with

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

any resulting gain or loss reflected in the statement of operations. The fair value is determined by the Black-Scholes valuation model on the balance sheet date.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired. The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of September 30, 2011, there were no changes in the recognized amounts except, for the accretion of interest, or potential outcome for the contingent consideration recognized as a result of the HCL-EMS acquisition.

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

11.      Supplemental Cash Flow Information:

Information about other cash flow activities during the nine months ended September 30, 2010 and 2011 are as follows:

	Nine Months Ended September 30,
(in thousands)	2010	2011

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,607	$1,600
Income tax payments	$88	$185
State income tax credits (redeemed for cash)	$(43)	$(37)

NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$—	$3,390
Deferred purchase price in connection with Telwares acquisition	$—	$2,155
Preferred stock dividends and accretion	$2,833	$2,205
Issuance of warrants in connection with notes payable and marketing agreement	$1,747	$2,598
Computer, furniture and equipment acquired with capital lease	$538	$666
Unpaid deferred IPO costs	$1,380	$477
Conversion of warrants for redeemable convertible preferred stock and preferred stock warrants	$—	$64,017
Cashless exercise of warrants	$58	$24

12.     Commitments and Contingencies

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

As of September 30, 2011, the Company’s obligation for future minimum rental payments related to these leases is as follows:

(in thousands)	Operating Leases	Capital Leases
October 1, 2011 to December 31, 2011	$1,027	$172
2012	4,143	590
2013	4,072	398
2014	3,946	87
2015	2,664	—
thereafter	969	—
Total future minimum lease obligations	$16,821	$1,247

Less: amount representing interest		(105)
Present value of minimum lease obligations		$1,142

Rent expense, included in general and administrative expense, was approximately $1.3 million and $2.6 million for the nine months ended September 30, 2010 and 2011, respectively.

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

We believe that we will be able to sell additional product and service offerings to our existing customers in the next year based on our analysis of revenue on a per-customer basis for the last 12 months, which indicates that our customers on an aggregate basis have generally increased their usage of our solution on a quarterly basis.

We believe that we will be able to add a significant number of new customers over the next 12 months as we continue to expand internationally and increase our share of the domestic market.

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to a majority of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for implementation fees which are recognized ratably over the estimated expected life of the customer relationship. As of September 30, 2011, implementation fees represented $2.2 million of the $11.7 million deferred revenue balance.

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

Initial Public Offering

In August 2011, we completed our initial public offering whereby we sold 7,500,000 shares of common stock at a price to the public of $10.00 per share.  Our common stock is traded on the NASDAQ Global Market.  We received proceeds from our public offering of $66.0 million, net of underwriting discounts and commissions and offering costs of $3.8 million.

As part of the offering, an additional 2,585,500 shares of common stock were sold by certain existing stockholders at a price to the public of $10.00 per share including 1,315,500 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares.  We did not receive any proceeds from the sale of such shares by the selling stockholders.

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

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $26,086 of amortization as a contra-revenue charge during the year ended December 31, 2010, and we recorded $3,008 and $15,881 of amortization as a contra-revenue charge during the three months ended September 30, 2010 and 2011, respectively and $12,719 and $65,209 of amortization as a contra-revenue charge during the nine months ended September 30, 2010 and 2011, respectively.

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

As of December 31, 2010, we had U.S. federal net operating loss carryforwards of approximately $49.1 million, which, if unused, expire from 2020 to 2029, and U.S. federal research and development tax credit carryforwards of approximately $2.5 million, which expire through 2029. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Section 382 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2010, $19.5 million of our net operating loss and tax credit carryforwards were so limited. At December 31 2010 and September 30, 2011, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our net operating loss or tax credit carryforwards would increase net income in the period in which we make such a determination.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies which we believe have the most significant effect on our reported results and require subjective and complex judgment are summarized on pages 49-65 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our prospectus filed with the Securities and Exchange Commission on July 27, 2011pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Results of Operations for the Three and Nine Month Periods Ended September 30, 2010 and 2011

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2010	% of revenue	2011	% of revenue	2010	% of revenue	2011	% of revenue
Revenue:
Recurring technology and services	$14,570	85%	$24,456	90%	$41,721	84%	$67,893	90%
Strategic consulting, software licenses and other	2,568	15%	2,856	10%	8,077	16%	7,807	10%
Total revenue	17,138	100%	27,312	100%	49,798	100%	75,700	100%
Cost of revenue:
Recurring technology and services	6,720	39%	11,926	44%	19,177	39%	32,391	43%
Strategic consulting, software licenses and other	892	5%	1,142	4%	2,880	6%	3,659	5%
Total cost of revenue(1)	7,612	44%	13,068	48%	22,057	44%	36,050	48%

Gross profit	9,526	56%	14,244	52%	27,741	56%	39,650	52%
Operating expense:
Sales and marketing (1)	3,041	18%	4,113	15%	8,866	18%	11,774	16%
General and administrative (1)	2,849	17%	4,683	17%	8,248	17%	12,855	17%
Research and development(1)	2,330	14%	3,023	11%	6,902	14%	8,718	12%
Depreciation and amortization	860	5%	1,249	5%	2,610	5%	3,380	4%
Restructuring charge	—	0%	1,549	6%	—	0%	1,549	2%
Income (loss) from operations	446	3%	(373)	(1)%	1,115	2%	1,374	2%
Interest expense	(525)	(3)%	(1,427)	(5)%	(1,601)	(3)%	(2,863)	(4)%
Interest income	2	0%	14	0%	15	0%	21	0%
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	42	0%	19	0%	(561)	(1)%	(1,996)	(3)%
Loss before income tax provision	(35)	0%	(1,767)	(6)%	(1,032)	(2)%	(3,464)	(5)%
Income tax provision	68	0%	88	0%	181	0%	394	1%
Net loss	$(103)	(1)%	$(1,855)	(7)%	$(1,213)	(2)%	$(3,858)	(5)%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue:	$88	$178	$195	$499
Sales and marketing	106	207	260	589
General and administrative	279	466	620	1,447
Research and development	36	46	93	129
	$509	$897	$1,168	$2,664

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2010	2011	$	%	2010	2011	$	%
Recurring technology and services	$14,570	$24,456	$9,886	68%	$41,721	$67,893	$26,172	63%
Strategic consulting, software licenses and other	2,568	2,856	288	11%	8,077	7,807	(270)	(3)%
Total revenue	$17,138	$27,312	$10,174	59%	$49,798	$75,700	$25,902	52%

The increase in recurring technology and services revenue for the three months ended September 30, 2011 as compared to the same period of 2010 was related to a $4.3 million increase in customer revenue unrelated to our acquisitions of HCL-EMS and Telwares, principally attributable to the 94 new customers added between July 2010 and June 2011, as well as increased revenues from the other existing customers in our fixed and mobile businesses. The acquisitions of HCL-EMS and Telwares contributed the remaining $5.6 million of the $9.9 million overall increase.

The increase in recurring technology and services revenue for the nine months ended September 30, 2011 as compared to the same period of 2010 was related to a $12.1 million increase in customer revenue unrelated to our acquisitions of HCL-EMS and Telwares, principally attributable to the 94 new customers added between July 2010 and June 2011, as well as increased revenues from the other existing customers in our fixed and mobile businesses. The acquisitions of HCL-EMS and Telwares contributed the remaining $14.1 million of the $26.2 million overall increase. As of September 30, 2011, we had more than 642 end customers.

The increase in strategic consulting, software licenses and other revenue for the three months ended September 30, 2011 as compared to the same period of 2010 was primarily due to increases of $0.3 million in strategic sourcing revenue (which is net of a $0.2 million increase in strategic sourcing revenue attributable to customers acquired in the HCL-EMS acquisition) and $0.1 million in software licenses revenue.  These increases were partially offset by a decrease in activation and other revenues of $0.1 million.

The decrease in strategic consulting, software licenses and other revenue for the nine months ended September 30, 2011 as compared to the same period of 2010 was primarily due to decreases of $0.4 million in activation and other revenue and $0.3 million in software licenses revenue.  These decreases were partially offset by an increase in consulting revenues of $0.3 million and $0.1 million in strategic sourcing revenue (which is net of a $0.6 million increase in strategic sourcing revenue attributable to customers acquired in the HCL-EMS acquisition).

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2010	2011	$	%	2010	2011	$	%
Recurring technology and services	$6,720	$11,926	$5,206	77%	$19,177	$32,391	$13,214	69%
Strategic consulting, software licenses and other	892	1,142	250	28	2,880%	3,659	779	27%
Total cost of revenue	$7,612	$13,068	$5,456	72%	$22,057	$36,050	$13,993	63%

Gross profit	$9,526	$14,244	$4,718	50%	$27,741	$39,650	$11,909	43%

Gross margin	56%	52%			56%	52%

As a percentage of recurring technology and services revenue, recurring technology and services cost of revenue increased to 49% for the three months ended September 30, 2011 as compared to 46% for the same period in 2010. This increase as a percentage of revenue was primarily due to lower gross margins attributable to the HCL-EMS and Telwares acquisitions and to increased costs associated with implementing new customers with revenue being recognized later. We expect the percentage of recurring technology and services revenue of recurring technology and services cost of revenue to increase until we integrate these businesses to our platform.  The $5.2 million increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $3.7 million (of which $2.3 million was attributable to the HCL-EMS and Telwares acquisitions), an increase of $1.2 million in outside contractor costs (of which $1.1 million was attributable to the acquisitions) and an increase of $0.3 million in travel and other infrastructure costs (of which $0.2 million was attributable to the acquisitions). The increases in personnel-related, outside contractor, travel and other infrastructure costs excluding the effects of the two acquisitions were primarily attributable to providing support for customer growth in our recurring technology and services business.

On an absolute dollars basis, strategic consulting, software licenses and other cost of revenues for the three months ended September 30, 2011 increased $0.2 million to $1.1 million as compared to $0.9 million for the same period in 2010 primarily as a result of increased consulting costs of $0.3 million (of which $0.1 million was attributable to the HCL-EMS acquisition), as a result of the increase in consulting revenue and the cost of implementing new software license customers with revenue being recognized later.

As a percentage of revenue, gross profit decreased to 52% for the three months ended September 30, 2011 as compared to 56% for the same period in the prior year.  This decrease in gross margin was primarily due to the HCL-EMS and Telwares acquisitions, as those businesses operate with lower gross margins than our other businesses.  The $4.7 million increase in gross profit in absolute dollars was primarily due to increased revenue.

As a percentage of recurring technology and services revenue, recurring technology and services cost of revenue increased to 48% for the nine months ended September 30, 2011 as compared to 46% for the same period in 2010. This increase as a percentage of revenue was primarily due to increased costs associated with implementing new customers with revenue being recognized later and due to the HCL-EMS and Telwares acquisitions, as those businesses operate with higher cost of revenues than our other businesses.  We expect the percentage of recurring technology and services revenue of recurring technology and services cost of revenue to increase until we integrate these businesses to our platform.  The $13.2 million increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $9.1 million (of which $5.7 million was attributable to the HCL-EMS and Telwares acquisitions), an increase of $3.2 million in outside contractor costs (of which $2.8 million was attributable to the acquisitions), and an increase of $0.9 million in travel and other infrastructure costs (of which $0.6 million was attributable to the acquisitions). The increases in personnel-related, outside contractor, travel and other infrastructure costs excluding the effects of the two acquisitions were primarily attributable to providing support for customer growth in our recurring technology and services business.

On an absolute dollars basis, strategic consulting, software licenses and other cost of revenue for the nine months ended September 30, 2011 increased $0.8 million to $3.7 million as compared to $2.9 million for the same period in 2010 primarily as a result of increased consulting costs of $0.8 million (of which $0.2 million was attributable to the HCL-EMS acquisition), as a result of the increase in consulting revenue and the cost of implementing new software license customers with revenue being recognized later.

As a percentage of revenue, gross profit decreased to 52% for the nine months ended September 30, 2011 from 56% for the same period in the prior year.  The decrease in gross margin was primarily due to the HCL-EMS and Telwares acquisitions, as those businesses operate with lower gross margins than our other businesses. We expect gross margins to continue to be lower than the gross margins in 2010 until we integrate these businesses to our platform.  Gross profit increased in absolute dollars to $39.7 million for the nine months ended September 30, 2011 as compared to $27.7 million for the same period in 2010.  The increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2010	2011	$	%	2010	2011	$	%
Sales and marketing	$3,041	$4,113	$1,072	35%	$8,866	$11,774	$2,908	33%
General and administrative	2,849	4,683	1,834	64%	8,248	12,855	4,607	56%
Research and development	2,330	3,023	693	30%	6,902	8,718	1,816	26%
Depreciation and amortization	860	1,249	389	45%	2,610	3,380	770	30%
Restructuring charge	—	1,549	1,549	NM	—	1,549	1,549	NM
Total operating expense	$9,080	$14,617	$5,537	61%	$26,626	$38,276	$11,650	44%

NM-Not meaningful

Sales and marketing expense.  The increase in absolute dollars for the three months ended September 30, 2011 as compared to the same period of 2010 was primarily due to increases in personnel-related costs, including salary and other compensation-related costs of $1.1 million (of which $0.2 million was attributable to the HCL-EMS and Telwares acquisitions), as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.1 million in travel expense and $0.1 million in marketing expense primarily attributable to attending several trade shows in an effort to increase lead generation.  These increases were slightly offset by lower contractor costs of $0.3 million.

The increase in absolute dollars for the nine months ended September 30, 2011 as compared to the same period of 2010 was primarily due to increases in personnel-related costs, including salary and other compensation-related costs of $3.0 million (of which $0.4 million was attributable to the HCL-EMS and Telwares acquisitions), as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.2 million in travel expense and $0.2 million in marketing expense primarily attributable to attending several trade shows in an effort to increase lead generation.  These increases were slightly offset by lower contractor costs of $0.5 million.

General and administrative expense.  The increase in absolute dollars for the three months ended September 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in facility, equipment and communications costs of $1.0 million (of which $0.4 million was attributable to the HCL-EMS and Telwares acquisitions), an increase in personnel-related costs, including salary and other compensation-related costs, of $0.8 million (of which $0.2 million was attributable to the HCL-EMS and Telwares acquisitions), consisting of increased employee compensation and benefits of $0.5 million and increased stock-based compensation expense of $0.2 million, as a result of increased headcount and stock-based compensation awards of 2.0 million shares in 2011.  In addition, accounting and other professional fees increased by $0.1 million as a result of us operating as a public company.

The increase in absolute dollars for the nine months ended September 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in facility, equipment and communications costs of $2.2 million (of which $1.1 million was attributable to the acquisitions) and an increase in personnel-related costs, including salary and other compensation-related costs, of $2.1 million (of which $0.4 million was attributable to the HCL-EMS and Telwares acquisitions), consisting of increased employee compensation and benefits of $1.3 million and increased stock-based compensation expense of $0.8 million as a result of increased headcount and stock-based compensation awards of 2.0 million shares in 2011.  In addition, we incurred an increase in an increase in legal and accounting fees of $0.2 million primarily attributable to the acquisitions and operating as a public company.

Research and development expense.  The increase in absolute dollars for the three months ended September 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in personnel-related costs, including salary and other compensation-related costs, of $0.4 million (of which $0.2 million was attributable to the HCL-EMS and Telwares acquisitions) primarily arising from increased headcount, consisting of increased employee compensation and benefits of $0.6 partially offset by a $0.2 million increase in the allocation of overhead expenses to cost of revenue.  In addition, we incurred a $0.3 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and to further document the current processes and improve our ability to scale to increased demand.

The increase in absolute dollars for the nine months ended September 30, 2011 as compared to the same period of 2010 was primarily attributable to an increase in personnel-related costs, including salary and other compensation-related costs, of $1.3 million (of which $0.6 million was attributable to the HCL-EMS and Telwares acquisitions) primarily arising from increased headcount, consisting of increased employee compensation and benefits of $1.8 partially offset by $0.5 million increase in the allocation of overhead expenses to cost of revenue.  In addition, we incurred a $0.5 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and to further document the current processes and improve our ability to scale to increased demand.

Depreciation and amortization expense.  The increase in absolute dollars for the three months ended September 30, 2011 as compared to the same period of 2010 was due to an increase in amortization expense of $0.3 million and an increase in depreciation expense of $0.1 million. The increase in amortization expense was a result of higher intangible assets as result of the HCL-EMS and Telwares acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

The increase in absolute dollars for the nine months ended September 30, 2011 as compared to the same period of 2010 was due to an increase in amortization expense of $0.6 million and an increase in depreciation expense of $0.2 million. The increase in amortization expense was a result of higher intangible assets as result of the HCL-EMS and Telwares acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Restructuring charge.  The restructuring charge recorded in the three and nine months ended September 30, 2011 was a result of the consolidation of office space in New Jersey.  The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions.  This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs.  While we have started the process of subletting the office space, we do not know how long it will take to locate a subtenant or to come to terms on a sublease agreement or the terms on which we may be able to sublease the office space, which might not be favorable to us.  Any differences between the estimated sublease income and the actual agreement will be recorded monthly over the life of the original lease.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(in thousands)	2010	2011		$2010	2011	$
Interest expense	$(525)	$(1,427)	(902)	$(1,601)	$(2,863)	(1,262)
Interest income	2	14	12	15	21	6
Decrease (increase) in fair value of warrants for convertible preferred stock	42	19	(23)	(561)	(1,996)	(1,435)

Interest Expense.  The increase in interest expense for the three and nine months ended September 30, 2011 as compared to the same respective periods of 2010 was due to the unamortized debt discount of $0.6 million being expensed and the loan prepayment fee of $0.4 million incurred as a result of the repayment of debt with a portion of the net proceeds from the initial public offering.  These items are one-time in nature and we do not expect them to occur in the future.  In addition, we incurred increased amortization of debt discounts as a result of the debt related to the HCL-EMS and Telwares acquisitions.

Interest Income.  The increase in interest income for the three and nine months ended September 30, 2011 as compared to the same respective periods in 2010 was a result of higher average cash balances due to the net proceeds from the initial public offering in interest bearing bank accounts.

Decrease (increase) in fair value of warrants to purchase redeemable convertible preferred stock.  The fair value of warrants to purchase redeemable convertible preferred stock for the three months ended September 30, 2011 was comparable to the same period in 2010.

The net increase in the fair value of warrants to purchase redeemable convertible preferred stock for the nine months ended September 30, 2011 was $2.0 million as compared to a $0.6 million increase in the fair value of warrants in the same period of 2010. The increase was the result of a larger increase in the fair value of the underlying shares of preferred stock during the nine months ended September 30, 2011 as compared to the same period in 2010. Upon completion of the initial public offering in August 2011, all warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock.

Income tax provision.  Our income tax provision was comparable at $0.1 million for the three months ended September 30, 2011 as compared to the same period in 2010. The income tax provision was mainly due to state income taxes and an increase in our deferred income taxes related to the two acquisitions we completed during the three months ended March 31, 2011.

Our income tax provision increased by $0.3 million to $0.4 million for the nine months ended September 30, 2011 as compared to $0.1 million for the same period in 2010. The increase was due to increases in state income taxes as a result of increased state taxable income and an increase in our deferred income taxes related to the two acquisitions we completed during the three months ended March 31, 2011.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans and revolving credit facilities. As of September 30, 2011, we had cash and cash equivalents of $52.5 million and accounts receivable of $24.4 million and outstanding debt of $7.3 million. In August 2011, upon the completion of our initial public offering, we received proceeds of $66.0 million, net of underwriting discounts and commissions and offering costs of $3.8 million.  We used a portion of these proceeds from the offering to pay off the $25.5 million outstanding under our debt and credit facilities.  Our remaining outstanding debt relates to the deferred consideration for the HCL-EMS and Telwares acquisitions and capital lease obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	September 30,
(in thousands)	2010	2011
Cash and cash equivalents	$5,913	$52,521

	Nine Months Ended September 30,
(in thousands)	2010	2011
Net cash provided by operating activities	$2,143	$5,311
Net cash used in investing activities	(319)	(8,648)
Net cash (used in) provided by financing activities	(3,595)	49,945
Net (decrease) increase in cash and cash equivalents	$(1,771)	$46,608

Cash Flows from Operating Activities

Operating activities provided $5.3 million of net cash during the nine months ended September 30, 2011, which resulted from our net loss of $3.9 million for the nine months ended September 30, 2011, principally offset by a $3.2 million increase in accounts payable and non-cash charges of depreciation and amortization of $3.4 million, stock-based compensation of $2.7 million, increase in fair value of warrants for redeemable convertible preferred stock of $2.0 million and a restructuring charge of $1.5 million. Cash provided by operating activities was adversely impacted by a $5.8 million increase in accounts receivable during the nine months ended September 30, 2011.

Operating activities provided $2.1 million of net cash during the nine months ended September 30, 2010, which resulted from our net loss of $1.2 million for the nine months ended September 30, 2010, principally offset by a $1.2 million increase in deferred revenue, which was attributable primarily to increased sales of our software product and related services, and non-cash charges of depreciation and amortization of $2.6 million, stock-based compensation of $1.2 million and an increase in fair value of warrants for redeemable convertible preferred stock of $0.6 million.  Cash provided by operating activities was adversely impacted by a $2.4 million increase in accounts receivable during the nine months ended September 30, 2010.

Cash Flows from Investing Activities

Cash used in investing activities totaled $8.6 million during the nine months ended September 30, 2011 and consisted of $8.2 million paid in connection with the HCL-EMS and Telwares acquisitions and capital expenditures of $0.4 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $0.3 million during the nine months ended September 30, 2010 which consisted solely of cash paid for capital expenditures primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $49.9 million during the nine months ended September 30, 2011 primarily due to $69.8 million of net proceeds from our initial public offering, net of underwriting discounts and commissions and offering costs, and $0.8 million in proceeds from the exercise of stock options and stock warrants.  Cash provided by financing activities was adversely impacted by the net repayment under our credit facilities of $17.7 million.

Cash flows used in financing activities totaled $3.6 million during the nine months ended September 30, 2010 primarily consisting of principal payments under our credit facility and capital lease obligations.

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

•                  For details regarding a term loan entered into during the first quarter of 2011, see Note 7 to our consolidated financial statements.  All amounts outstanding under this term loan were repaid out of proceeds from our initial public offering.

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

Interest Rate Risk

At September 30, 2011, we had unrestricted cash and cash equivalents totaling $52.5 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000 and have not been profitable in any fiscal period since we were formed. We experienced net losses of $7.0 million in 2008, $2.6 million in 2009 and $1.8 million in 2010 and $3.9 million for the nine months ended September 30, 2011. We cannot predict if we will be able to attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to ever reach or maintain profitability and we may incur significant losses for the foreseeable future.

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

Our business strategy includes the potential future acquisition of, or investment in, complementary businesses, services or technologies. These acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

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

We increased our number of full-time employees from 184 at December 31, 2007, to 347 at December 31, 2008, to 439 at December 31, 2009, to 541 at December 31, 2010 and to 873 at September 30, 2011, and our total revenue from $21.0 million in 2007, to $37.5 million in 2008, to $55.9 million in 2009 and to $68.5 million in 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing and managing a global organization and a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively.

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

As of November 5, 2011, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 36.0% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements described in our prospectus. These sales, or the market perception that the holders of large numbers of our shares intend to sell shares, could reduce the market price of our common stock. Of the 32,963,002 shares of our common stock outstanding on November 5, 2011, 21,924,136 shares are subject to a 180-day contractual lock-up (which began on July 26, 2011) with the underwriters for our initial public offering. These shares can be sold, subject to any applicable volume limitations under federal securities laws, after the earlier of the expiration of, or release from, the 180-day lock-up period.

In addition, as of November 5, 2011, there were 6,870,220 shares subject to outstanding options and 589,941shares subject to outstanding warrants, including the warrant we issued to IBM, that will become eligible for sale in the public market to the extent such options or warrants are exercised as permitted by any applicable vesting requirements, and to the extent permitted by the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of a substantial portion of our outstanding common stock and warrants to purchase common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. On October 19, 2011, we registered 10,620,289 shares of common stock that we may issue under our equity incentive plans. These shares, will be able to be freely sold in the public market upon issuance, subject to the lock-up agreements, to the extent applicable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2011, stock option holders of the Company exercised options to purchase a total of 373,300 shares of our common stock at exercise prices ranging from $0.25 to $4.72 per share. Proceeds from the stock option exercises totaled $401,382. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

During the three months ended September 30, 2011, we issued 45,937 shares of our common stock upon the exercise of outstanding warrants at exercises prices ranging from $2.24 to $4.15 per share, for an aggregate exercise price of $182,011, and a further 1,385 shares of our common stock upon the exercise of a warrant through a cashless exercise feature, in connection with which 319 warrants shares were cancelled in lieu of payment of cash consideration to us. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

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

The underwriters of the offering were Deutsche Bank Securities Inc., Stifel, Nicolaus & Company, Incorporated, Lazard Capital Markets LLC, Oppenheimer & Co. Inc., Raymond James & Associates, Inc. and Signal Hill Capital Group LLC. In connection with the offering we paid to the underwriters underwriting discounts totaling $5,250,000 and the selling stockholders paid to the underwriters underwriting discounts totaling $1,809,850. In addition, we incurred expenses of approximately $3.8 million in connection with the offering, which, when added to the underwriting discounts paid by us, amount to total expenses of approximately $9.0 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $66.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

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

3.1

Restated Certificate of Incorporation of Tangoe, Inc. (filed as Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-35247) filed with the Securities and Exchange Commission on August 4, 2011 and incorporated by reference herein)

3.2

Amended and Restated By-Laws of Tangoe, Inc. (filed as Exhibit 3.2 to the registrant’s Current Report on Form 8-K (File No. 001-35247) filed with the Securities and Exchange Commission on August 4, 2011 and incorporated by reference herein)

10.1

Executive Retention Agreement, dated July 8, 2011, by and between the registrant and Albert R. Subbloie, Jr. . (filed as Exhibit 10.38 to the registrant’s Registration Statement on Form S-1 (File No. 333-166123) filed with the Securities and Exchange Commission on July 14, 2011 and incorporated by reference herein)

10.2

Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Gary R. Martino (filed as Exhibit 10.39 to the registrant’s Registration Statement on Form S-1 (File No. 333-166123) filed with the Securities and Exchange Commission on July 14, 2011 and incorporated by reference herein)

10.3

Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert M. Rossini (filed as Exhibit 10.40 to the registrant’s Registration Statement on Form S-1 (File No. 333-166123) filed with the Securities and Exchange Commission on July 14, 2011 and incorporated by reference herein)

10.4

Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Charles D. Gamble (filed as Exhibit 10.41 to the registrant’s Registration Statement on Form S-1 (File No. 333-166123) filed with the Securities and Exchange Commission on July 14, 2011 and incorporated by reference herein)

10.5

Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Scott E. Snyder (filed as Exhibit 10.42 to the registrant’s Registration Statement on Form S-1 (File No. 333-166123) filed with the Securities and Exchange Commission on July 14, 2011 and incorporated by reference herein)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

Tangoe, Inc.

Date: November 14, 2011	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer