Form 10-K
period 2011-12-31
TANGOE INC
filed 2012-03-29
CIK 1182325

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35247

TANGOE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1571143 (I.R.S. Employer Identification No.)
35 Executive Boulevard, Orange, Connecticut (Address of Principal Executive Offices)	06477 (Zip Code)

(203) 859-9300
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Market

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         The aggregate market value of common stock (the only outstanding class of common equity of the registrant) held by non-affiliates of the registrant was approximately $379,911,091 based on the closing price for the common stock on The NASDAQ Global Market on February 29, 2012. The registrant has provided this information as of February 29, 2012 because its common stock was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

         As of March 22, 2012, 34,296,976 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2012 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this report.

PRELIMINARY NOTES

        When we use the terms "Tangoe," the "Company," "we," "us" and "our," we mean Tangoe, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

        This annual report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this annual report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "intend," "may," "plan," "target," "would" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

        We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. The important factors discussed below under Part I, Item 1A. "Risk Factors," among others, could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

        You should read this annual report and the documents that we have filed as exhibits to this annual report with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

        We expressly qualify in their entirety all forward-looking statements attributable to us or any person acting on our behalf by the cautionary statements contained or referred to in this section.

        This annual report also contains market data related to our business and industry. These market data include projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, results of operations, financial condition and the market price of our common stock.

 PART I

Item 1.    Business

Overview

        Tangoe is a leading global provider of communications lifecycle management, or CLM, software and services to a wide range of enterprises, including large and medium-sized businesses and other organizations. CLM encompasses the entire lifecycle of an enterprise's communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, or MDM, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Communications Management Platform is a suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. Our customers can engage us through our client services group to manage their communications assets and services using our Communications Management Platform.

        Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize communications service plans for its usage patterns and needs, to manage used and unused communications assets and services, to proactively monitor mobile device usage and to prevent mobile bill overages to avoid what is commonly referred to as "bill shock." Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of communications assets and services, and to reduce costs by controlling and allocating communications expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of communications assets and services.

        Our total revenue increased from $37.5 million in 2008 to $55.9 million in 2009 to $68.5 million in 2010 to $104.9 million in 2011, which is the result of organic growth as well as two acquisitions that we made during 2008, which contributed to revenue growth from 2008 to 2009, and three acquisitions that we made in 2011, which contributed to revenue growth from 2010 to 2011. We sell our on-demand software and related services primarily on a subscription basis under contracts that typically have terms ranging from 24 to 60 months. Since we began to fully realize the benefits of our recurring revenue model in 2009, our revenue retention rates have been higher than 90%. We measure revenue retention rates by assessing on a dollar basis the recurring technology and services revenue we retain for the same customer and product set in a given period versus the prior year period. We also provide strategic consulting services. As of December 31, 2011, we had more than 750 end customers.

Industry Background and Trends

        An enterprise's communications infrastructure can be critical to nearly every aspect of its operations. In the past, communications infrastructures were largely fixed, consisting of telephones, lines, circuits, switches and fixed networks. These infrastructures have expanded to encompass a growing number of diverse technologies and assets, including Voice over IP, virtual networking, converged voice and data communications, mobile computing, video conferencing, text messaging and mobile devices. These advances in communications technologies and the proliferation of mobile devices have greatly increased the financial and personnel resources required for an enterprise to operate and manage its communications environment. We estimate that enterprises globally spend approximately $425 billion annually on their fixed and mobile communications services.

        The communications industry has also undergone significant competitive and regulatory changes that have resulted in the expansion of the number of service providers and offerings. Enterprises need to manage an increasing number of service options and a growing volume and complexity of communications contracts and billing arrangements. Inefficient management of these expenses, including overpayments as a result of billing errors, often results in enterprises incurring significant avoidable expenses.

        Enterprises are increasingly seeking solutions to effectively and efficiently manage, control and optimize their expanding communications assets, services, usage and associated expenses. The CLM market provides solutions to help meet this demand. The CLM market consists of the telecommunications expense management, or TEM, market and the MDM market, which is an emerging market related to TEM. There is currently a large and growing market for CLM.

        A number of trends have increased the demand for CLM solutions as enterprises increasingly seek to control their communications expenses:

  •
  Growing complexity of communications service plans.  As communications carriers' offerings have expanded from traditional fixed services to include wireless, data, virtual networking and Voice over IP, service plans and pricing have grown in complexity. The thousands of available service plans are further complicated by the myriad of available options and corresponding choices in technologies, features, device types and accessories, resulting in almost limitless combinations.

  •
  Large volume and complexity of communications bills.  Carriers maintain a large number of disparate billing systems that result in thousands of invoice formats in many different currencies and languages, making it difficult for global enterprises to normalize, aggregate and analyze their overall communications expenses. Carriers typically bill their enterprise customers on a monthly basis, often sending hundreds to thousands of invoices to many locations within an enterprise. These bills must be routed to the appropriate person, reviewed, validated and processed quickly in order for payment to be remitted on time to avoid penalties, service interruptions or terminations. Further, the proper allocation of those costs is often difficult due to the limitations and complexity of the billing data.

  •
  Pervasive adoption of mobile devices.  Mobile devices such as the RIM BlackBerry, Apple iPhone, Apple iPad and operating systems such as Google Android have become an increasingly significant channel for conducting business. While enterprises are deploying an ever increasing number of mobile devices, employees are also increasingly using corporate applications on their personal mobile devices, a capability commonly referred to as "bring your own device," or BYOD, and the number of business applications that enterprises are providing to both company-owned and employee-owned mobile devices is growing. Furthermore, the proliferation of machine-to-machine wireless communications endpoints is creating the need for enterprises to secure, track and manage mobile devices such as oil rig status regulators, vending machines and delivery truck monitoring devices that have infrequent or no human communications interface. These developments are imposing significant financial, support and administrative burdens on enterprises.

  •
  Increasing corporate risk and regulation.  The communication, dissemination and storage of data across thousands of mobile devices raise critical issues relating to the protection of sensitive corporation information, compliance with data privacy regulations and the prevention of dissemination of inappropriate or confidential information. Consumerization of information technology and the increasing prevalence of BYOD are acute trends that require enterprises to provide data and network access controls and capabilities that extend beyond traditional corporate network firewalls further exposing enterprises to such risks and regulations. Enterprises need to implement usage policies and access security compliance gateways efficiently across systems and devices in order to comply with applicable laws and need to monitor devices remotely in order to avoid inappropriate usage and disclosures.

  •
  Globalization of business.  As enterprises become more global, they need to manage their communications assets and services in a centralized fashion across carriers, countries of origin and languages. Employees traveling internationally expect to continue to use their mobile devices, potentially creating significant roaming charges and complicating enterprises' ability to optimize their mobile coverage plans to minimize costs. Moreover, many international agencies have adopted regulations, resulting in the need for in-depth understanding of local rules, policies and practices, in addition to multi-lingual billing support.

        A number of these trends manifest themselves in a phenomenon commonly referred to as "bill shock," where individuals and organizations are surprised by large mobile service bills that reflect unexpected usage and plan overages.

        A variety of homegrown and third-party software products and services have been developed to manage communications assets and services. Many of these existing solutions lack the necessary functionality, reliability and scalability. Homegrown services are labor-intensive and have limited functionality. Third-party point solutions address only limited aspects of the communications lifecycle and general resource management software is not specialized for communications assets and services. All of these traditional solutions have proven inadequate to address the growing complexity of communications technologies, devices, service offerings and billing arrangements. As a result, enterprises increasingly are seeking a comprehensive CLM solution that can manage both fixed and mobile communications assets and services, provide global capabilities and integrate with third-party enterprise systems, including accounts payable, general ledger and human resources software applications.

Our Solution

        We are a leading global provider of CLM software and services. Our on-demand software and related services enable enterprises to manage and optimize the complex processes, expenses and usage policies associated with the complete lifecycle of an enterprise's fixed and mobile communications assets and services.

        As of December 31, 2011, we managed a total of $16.8 billion in annual communications expense, of which $4.6 billion is internationally generated and processed through our 97 global invoice processing centers. Our solution is implemented worldwide, currently providing service coverage in over 180 countries and territories in over 125 currencies with support for approximately 1,700 different communications carriers and 1,900 different billing formats. Our user interface is translated into 16 different languages and our solution supports compliance with the requirements of 63 regulatory committees around the world. We currently process billing and order transactions from communications carriers that represent over 80% of the global communications marketplace.

        Key benefits of our solution include:

        Comprehensive capabilities.    Our solution manages the complete lifecycle of an enterprise's fixed and mobile communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, MDM, invoice processing, expense allocation and accounting and asset decommissioning and disposal.

        Reduced expenses.    Our solution is designed to provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to proactively monitor mobile device usage and prevent mobile bill overages, and to manage used and unused communications assets and services. Our solution provides additional savings through service plan optimization and pooling, by preventing unauthorized use of fee-based services and by tracking inventory and usage to identify opportunities to consolidate and replace assets and services with more cost-effective alternatives.

        Increased productivity.    Our solution enables continuous enterprise connectivity through the rapid provisioning of communications assets and services to new and existing end users. Our solution helps ensure that these assets and services operate at optimal levels, increasing workforce productivity. Our support of customer help desks can alleviate the internal information technology constraints of our customers and can provide more efficient support to end users.

        Optimized service agreements.    We are able to assist our customers in optimizing their service arrangements and configuring the appropriate service capabilities, rate structures and business terms to meet their overall corporate objectives and needs. To do so, we draw on our extensive experience, our technology, our knowledge of current trends in communications service contracts and our familiarity with specific regulatory requirements. We provide these capabilities to customers looking to source new services, negotiate new or existing contracts, or optimize costs and services within existing contracts.

        Improved control and visibility.    Our on-demand software organizes disparate billing, ordering, asset and usage data into a uniform format, allowing our customers to access, query and analyze their communications expense and asset profile information. Improved control of the billing process helps enterprises ensure they pay their bills on time, avoiding late payments and associated service interruptions. Our software provides our customers with improved visibility to allocate costs among their internal business units as well as to analyze communications usage patterns and costs. Our software also provides customers proactive and predictive mobile usage alerts allowing them to avoid significant mobile bill overages.

        Stronger risk and policy management.    Our solution allows our customers to manage the financial, legal and reputational risks associated with unauthorized or unintended use of their communications assets and services. It provides our customers with enhanced device security capabilities, allowing additional control of sensitive data amidst the evolving dynamics of the modern communications environment. Our customers can administer user-specific policies, allowing or restricting access to certain applications or websites for designated classes of employees. Our software also permits enterprises to modify security policies wirelessly, including remotely erasing all data and information from a lost, stolen or unreturned mobile device.

        Ease of adoption and use.    Our on-demand model allows for rapid implementation and adoption of our software. Our software directly interfaces with carrier systems to enable enterprises to quickly transfer billing and order information to and from their service providers without the burden of costly and time-consuming customizations. Our streamlined self-service tools deliver comprehensive capabilities through intuitive, easy-to-use end-user portals. In addition, our software is highly scalable to accommodate the requirements of our customers as they add communications assets and services and is designed to satisfy strict security requirements.

Our Strategy

        Our strategy is to maintain and enhance our position as a leading global provider of CLM solutions. In order to build upon our market and technology leadership, we intend to:

        Extend solution leadership.    We believe that the depth and breadth of our on-demand CLM solution provides us with significant competitive advantages, particularly in addressing the requirements of large enterprises deploying both fixed and mobile communications assets and services. We intend to further enhance our service offerings and improve the functionality and performance of our software by continuing to develop and implement additional capabilities, localize our applications for new geographies and integrate acquired technology.

        Broaden existing customer relationships.    We plan to leverage our historically high levels of customer satisfaction to increase the communications assets, expenses and services managed by our solution and to cross-sell additional functionality. For example, as its communications infrastructure grows, a customer may increase the scope of its use of our solution to cover an increased volume and variety of mobile devices and service contracts and also license our MDM technology to obtain additional control over its mobile communications infrastructure.

        Acquire new customers.    We intend to acquire new customers by marketing our solution to enterprises that either do not currently have a CLM solution or have an inadequate communications asset and service management solution. In addition, many of our customers are divisions or subsidiaries of large enterprises, which provides us with the opportunity to market our solution to the rest of the enterprise. We intend to continue to expand our customer base, particularly among large enterprises, by hiring additional sales and marketing personnel and by developing and expanding strategic relationships with indirect channel partners.

        Expand international presence.    The global market for outsourced CLM solutions is at a relatively early stage of development, particularly in Europe, the Asia-Pacific region and Latin America. We intend to leverage the global capabilities of our software to increase our international sales. In addition, we intend to continue to build our global operations by further localizing our software, hiring additional international sales and operations personnel, and targeting new customers in foreign markets and global operations of existing customers.

        Leverage strategic alliances.    We are developing strategic alliances that we believe will improve our access to additional markets and customers. For example, we have developed relationships with major global business process outsourcing companies such as Dell, IBM and Xerox (ACS). We also have relationships with mobile service providers such as Bell Canada, SingTel, StarHub and Telefonica. We intend to invest in and leverage our existing strategic relationships, package specific alliance solution offerings and build new relationships in order to complement our direct selling efforts and extend our market reach.

        Pursue strategic acquisitions.    Since 2007, we have acquired eight companies and through these acquisitions we have integrated leading technologies for mobile communications management, fixed communications management, MDM, real-time telecommunications expense management, or rTEM, and machine-to-machine expense management into our solution and have expanded our customer base and operations. To accelerate our growth, we plan to continue to identify and selectively pursue acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, and otherwise complement our existing operations.

Software and Services

  Communications Management Platform

        The core of our solution is our Communications Management Platform, or CMP, which is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with the complete lifecycle of an enterprise's fixed and mobile communications assets and services. In addition to offering our suite of software on an on-demand basis, our customers can also engage us through our client service group to manage their communications assets and services using a combination of CMP and our client services. The services we offer include help desk, asset procurement and provisioning and carrier dispute resolution.

        A critical component of CMP is our Communications Data Management technology, which provides the key process automation and integration capabilities necessary for efficient, consolidated data management in the CLM environment. Our Communications Data Management technology processes and normalizes service-provider billing and order-related information for our customers. CMP also integrates with our customers' critical third-party enterprise systems, including enterprise resource planning, accounts payable, general ledger and human resources systems, which enables automated, real-time access to and synchronization with employee, accounting, user access authentication and security policy information. CMP enables previously disparate, yet highly related, processes and information to be both unified and centralized, resulting in significant operational benefits and cost savings.

        CMP implements the baseline policies that govern internal and external enterprise communications interactions. Internal policy, service provider contracts, security and business processing rules provide the basis for enterprises to enforce system and user behavior so that they remain in compliance with enterprise standards and regulations. CMP also provides our customers with comprehensive business intelligence, including historical, trend and predictive analytics, dashboards and reporting capabilities. Information is provided in real-time with flexible views of activity for all aspects and stages of the communications lifecycle.

        We sell CMP in three standard bundles:

  •
  Asset Management;

  •
  Expense Management; and

  •
  Usage Management.

        Each bundle contains baseline capabilities specific to the business function that it addresses, as well as optional capabilities and services that may be selected as a-la-carte extensions to meet specific customer requirements. Each bundle can be sold independently or in combination with others. The three bundles share key capabilities provided in our core technology platform, including third-party system integration, compliance management, security and policy enforcement, status monitoring, configurable business process rules and business intelligence delivered via standard and ad hoc inquiries, dashboards and reports. Our pricing is based on the bundles and additional functions and services that our customers use, as well as the amount of expenses and the number of devices to be managed.

  Asset Management

        The Asset Management bundle of CMP provides full asset procurement, provisioning, tracking and disposal capabilities for fixed and mobile communications assets and services. The Asset Management bundle tracks and audits all add, move, change or disconnect service transaction orders and manages all customer assets and services by location, business unit and employee. Our MDM software allows our customers to manage and maintain their mobile inventory with wireless, real-time monitoring and remote update functions. Key capabilities of the Asset Management bundle of CMP include:

Capability	Description
Catalog Management	Customer-configurable catalog of over 51,500 services, devices, features and plans with dynamic access and presentation based on corporate policy and user profile.
Procure
Capture, validation, approval, submission and tracking of fixed and mobile service and equipment orders. Multiple methods of order capture with full policy, authorization and security enforcement are provided based on customer's needs.
Provision	Establishment of mobile device enterprise connectivity with installation of corporate applications, usage and security policies utilizing wireless provisioning capabilities.
Track	Tracking of fixed and mobile assets, including information regarding characteristics, configurations, ownership and operational and connectivity status.
Maintain
Centralized management of mobile devices enabled through on-device software providing security and usage policy enforcement as well as automated mobile policy and mobile application deployments and updates.
Dispose
Collection, data cleansing and disposal of mobile devices. This service secures corporate data assets and completes the lifecycle of individual communications devices in an environmentally responsible manner.

  Expense Management

        The Expense Management bundle of CMP provides automated processing and services to manage every aspect of the fixed and mobile communications billing function, from receipt to payment. Key capabilities of the Expense Management bundle of CMP include:

Capability	Description
Contract Management	Standardized service contract repository for all communication provider agreements, enabling compliance checks of performance and billing against contracted expectations and corporate policies.
Billing
Loading of disparate service and equipment provider invoices into a centralized, normalized billing data repository of all vendor activity. As the billing data is loaded, multiple assurance processes verify all core information has been received and cross-checked for completeness.
Audit
Comparison of billing data against contracted rates, terms and asset inventories to identify potential discrepancies in actual versus expected charges. The audits are conducted at multiple levels of detail as well as varying degrees of precision based on customer requirements.
Dispute	Non-compliant communication billing, service and asset exceptions are disputed with the associated provider and tracked through resolution.
Allocate	Expense allocation to the appropriate business units, cost centers and employees, with optional accrual of bills not received by the cut-off dates for the accounting period.
Payment
Predefined business rules automate the invoice approval process to ensure that appropriate corporate controls are applied. Compliant, approved invoices are submitted for automated direct payment or to the customers' accounting systems for allocation and payment.
Optimize
Optimization of contracts and plans by matching the most efficient rate and term structures to actual usage patterns and trends, creating an optimal expense environment for our customers' unique business circumstances.

  Usage Management

        The Usage Management bundle of CMP provides enterprises with visibility and control over how communications assets and services are being used in fixed and mobile environments through a combination of real-time and historical usage tracking as well as corporate communications and security policy enforcement. These capabilities allow our customers to reduce usage costs and risks while increasing corporate communications governance. Key capabilities of the Usage Management bundle of CMP include:

Capability	Description
Secure	Disabling mobile devices and the deletion of corporate data from those devices executed by central administrators or the individual end user through a self-service portal. Enables control over lost or stolen devices.
Policy Management	Rules-based, multi-level information technology security and asset usage policies deployed and managed from a centralized console.
Monitor
Real-time monitoring of multiple device characteristics for efficient planning and support as well as proactive problem identification and alerting. Our call accounting function monitors the usage of fixed voice assets for fraud detection and misuse of services.
Real-Time	Device-specific, real-time management of usage costs, including expenses relating to international roaming, non-contracted services and use of services not compliant with corporate policies.
Compliance	Enforcement of corporate communications assets and services usage policies through the prevention of user actions and the tracking of non-compliant behavior based on customer requirements.
Performance	Monitoring and managing wireless server infrastructure performance and mobile device deployment configurations, profiles and policies.
Support	Multiple-level mobile device assistance available as a full service or in conjunction with existing enterprise help desks.

  Real-time Telecommunications Expense Management

        We offer Real-time Telecommunications Expense Management (rTEM) bundled or as a point solution. Our standalone rTEM implementations are generally intended to establish an initial customer relationship, providing potential cross-sell opportunities for our complete CLM solutions. Our rTEM solution serves the enterprise, medium and small business and carrier deployment markets.

        Our rTEM solution provides businesses and carriers of all sizes the ability to monitor, report and analyze data, voice, SMS and roaming consumption of their mobile devices in real-time. Our rTEM solution utilizes predictive algorithms designed to proactively identify and help prevent costly, unexpected overages from occurring. Usage is monitored, analyzed and compared to service plans with the capability for threshold-based alerts for notifying the user of the potential for overage or automatically stopping the event prior to the expense being incurred. User acknowledgement of notifications can also be tracked and reported. These capabilities are designed to allow our customers to reduce usage costs and help eliminate mobile bill shock. Our rTEM solution also provides device location monitoring services to help find lost or stolen devices as well as device geo-fencing features to alert appropriate individuals that an asset is leaving or entering pre-defined geographic tracking areas, providing additional device security tracking. Our rTEM solution supports implementation on smartphones, tablets and machine-to-machine communication devices.

  Strategic Consulting and Other Services

        We offer a comprehensive set of strategic consulting services that address all areas of CLM for fixed and mobile environments. These services can be contracted separately or in conjunction with CMP.

        Our strategic consulting services offerings include:

  •
  Sourcing.  We assist our customers with reviewing and negotiating contracts with communications carriers. Many of our consultants have past employment experience with major communications carriers and a broad and deep knowledge of the various communications service plans and contracts currently available.

  •
  Strategic Advisory Service.  We provide our clients with peer comparison analysis and benchmarking, market insight into best practices and trends and key performance indictors aligned with long term performance measurements customized to meet their strategic business initiatives.

  •
  Bill auditing.  We work with our customers to identify billing errors and other issues related to usage and contract activity.

  •
  Inventory optimization.  We advise our customers on how to align their current asset and service inventories with their business objectives.

  •
  Mobile optimization.  We aid our customers in aligning their mobile policies, assets, contracts and requirements.

  •
  Policy administration.  We work with our customers to formulate policies concerning the appropriate use of communications assets and services. In addition, we help our customers develop best-practice policies regarding risk mitigation, entitlements, cost management, liability models, cost allocation methodologies and positive behavioral management.

        We also offer standard implementation services, including data conversion, system configuration, process review and corporate system integration, to assist our customers in the setup and deployment of CMP.

Technology

        Our on-demand CMP is designed to be accessible, scalable and secure. Our customers access our software through a standard web browser without requiring any changes in their network or information technology infrastructures. Our applications are highly scalable to accommodate the requirements of our customers as they grow or add communications assets, services and users. CMP is also designed to satisfy strict security requirements. We use advanced security technologies and protocols to provide security for the data that is transmitted and transactions that are processed through our software. In addition, our technology segregates each customer's data to ensure that there is no comingling of confidential information. We also provide our customers with the ability to set extensive rules and permissions within their enterprises. CMP is also deployable on a customer's premises or as a dedicated hosted solution in our data centers to meet their specific information technology or business requirements. Currently a small minority of fixed telecom expense management customers and all MDM customers use our solutions as either a dedicated hosted or on-premise solution.Our Communications Data Management middleware technology provides the key process automation and integration capabilities necessary for efficient consolidated data management in the CLM environment. Using our Communications Data Management technology, CMP processes and normalizes the high volumes of disparate billing and ordering data from the legacy systems of hundreds of communications service providers globally into standardized, actionable information. Our flexible and scalable Communications Data Management technology allows us to provide highly leveraged services to manage this information, removing significant processing complexity and maintenance responsibilities from our customers. Our Communications Data Management technology and standard system interfaces provide bi-directional data processing transfer and integration with third-party service and equipment providers. The technology also integrates with third-party enterprise accounting and human resource systems to provide a closed-looped environment within existing enterprise systems.

Data Centers

        We host our solutions in eight data centers, all of which are Tier 3 or Tier 4 certified and either SAS70/SSAE16 or ISO 27001 certified. American Internet Services operates our data center in San Diego, California; AT&T operates our data center in Secaucus, New Jersey; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates our data centers in London, England and Slough, England; Savvis operates our data center in Piscataway, New Jersey; and Verizon Business operates our data center in Billerica, Massachusetts.

        We operate all of the servers, systems and networks at the six hosting facilities in the United States and Canada and leverage data center personnel to help operate servers, systems and networks at our fully managed data centers in England. We utilize monitoring technology that continuously checks the servers and key underlying components at regular intervals for availability and performance, ensuring availability to our customers. We also have a site operations team for each data center that provides system management, maintenance, monitoring and back-up. Our agreements with our customers contain guarantees regarding specified levels of system availability, and we regularly provide our customers with performance reports against those standards.

        Each data center provides security measures, redundant environmental controls, sophisticated fire suppression systems and redundant electrical generators. To facilitate data loss recovery, we operate a multi-tiered system configuration with load-balanced web server pools, replicated database servers and fault-tolerant storage devices. The architecture is designed to ensure near real-time data recovery in the event of a malfunction of a primary server. Based on customer requirements, we can also provide near real-time asynchronous data replication between operational and disaster recovery backup sites.

Acquisitions and General Development of Business

        In addition to developing and growing our business internally, we have selectively acquired businesses to address key emerging trends in our marketplace, expand our solution, increase our operational efficiencies and gain access to additional markets and customers. In 2005 and 2006, our solution focused primarily on fixed communications management, and we were in the initial stages of developing capabilities related to wireless communications management.

        On March 9, 2007, we acquired the outstanding capital stock of Traq Wireless, Inc., or Traq, a provider of software and services focused on wireless expense management for enterprises. The objective of our acquisition of Traq was the addition of wireless functionality to our existing fixed communications products. Our integration of Traq has allowed us to provide an integrated fixed and mobile solution to the CLM market to address the demand for a single-source solution.

        On July 28, 2008, we acquired substantially all of the assets of Information Strategies Group, Inc., or ISG, a provider of communications and information technology expense processing services and technologies. The objectives of our acquisition of ISG were the addition of international capabilities to our solution, enhancement of our product functionality and enlargement of our customer base. Our integration of ISG has allowed us to expand our international expense and asset processing capabilities to address the trend toward globalization in communications management.

        On December 23, 2008, we acquired substantially all of the assets of InterNoded, Inc., or InterNoded, a provider of mobile device management solutions. The objective of our acquisition of InterNoded was the addition of MDM capabilities to our solution. Our integration of InterNoded has allowed us to expand our solution to include communications lifecycle management capabilities for mobile communications devices to address the market opportunity created by their increasingly pervasive adoption.

        On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL, a provider of telecommunications expense management, invoice processing and mobility management solutions. On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares. The objectives of these acquisitions were the strategic expansion of our operations and enlargement of our customer base, with the potential to cross-sell to the customers of HCL and Telwares the capabilities of our existing solution that were not encompassed by the product offerings of HCL and Telwares, respectively, and through these acquisitions we added more than 100 customers with aggregate annual telecommunications expense under management in excess of $3.0 billion as of March 31, 2011. We continue to integrate and migrate the operations of customers of HCL and Telewares into our business.

        On December 19, 2011, we acquired ProfitLine, Inc., or ProfitLine, a provider of telecommunications expense management, invoice processing and mobility management solutions. The objectives of our acquisition of ProfitLine were the strategic expansion of our operations and enlargement of our customer base, with the potential to cross-sell to the customers of ProfitLine the capabilities of our existing solution that were not encompassed by the product offerings of ProfitLine. Through this acquisition we added more than 50 customers. We are in the early stages of integrating and migrating the operations and customers of ProfitLine into our business.

        On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks, Inc., or Anomalous, a provider of rTEM solutions. The objectives of our acquisition of Anomalous were the addition of rTEM and machine-to-machine expense management capabilities to our solution, as well as the establishment of strategic carrier alliance relationships through which to expand our sales channels for our existing solution capabilities. Our ongoing integration of Anomalous allows us to cross-sell its capabilities to our existing customers as well as expand our CLM solution to include predictive cost intelligence, bill shock prevention, machine-to-machine and geo-fencing (GPS device tracking) capabilities. Anomalous also provides a rapid deployment, end-user configurable mobile cost management capability for businesses and carriers of all sizes. Through this acquisition we added more than 55 enterprise customers. We are in the early stages of integrating the operations and customers of Anomalous into our business.

        On February 21, 2012, we acquired all of the issued share capital of ttMobiles Limited, or ttMobiles, a provider of mobile communications management solutions and services based in the United Kingdom. The objectives of our acquisition of ttMobiles were the acceleration of our European expansion and enhancement of our ability to implement and service global programs by leveraging ttMobiles' industry experience and local expertise in Europe and the potential to cross-sell to the customers of ttMobiles the capabilities of our existing solution that were not encompassed by ttMobiles' prior solution. Through this acquisition we added more than 50 enterprise customers. We are in the early stages of integrating the operations and customers of ttMobiles into our business.

        Since 2005, we have also developed internally such capabilities as provisioning, auditing and dispute resolution and enhanced many of our other capabilities. We intend to pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

Sales and Marketing

        We market and sell our solution worldwide primarily through our direct sales force and through indirect distribution channel partners. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer's chief financial officer, chief information officer and chief technology officer.

        Our marketing strategy is to generate qualified sales leads, build our brand and increase market awareness of Tangoe as a leading provider of CLM solutions. These efforts are specifically targeted to information technology and finance executives.

        We engage in a variety of marketing activities, including e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, topical webcasts, public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We participate in and sponsor conferences and demonstrate and promote our software and services at trade shows targeted to information technology and finance executives. We also publish white papers relating to CLM issues and develop customer reference programs, such as customer case studies.

        We actively communicate with our existing customers to enhance customer satisfaction, gain input for future product strategy and promote the adoption of additional software and services.

Strategic Alliances

        In addition to our direct sales force, we have an indirect distribution channel consisting of strategic alliances. We currently have 27 strategic alliance partners, including companies such as Bell Canada, Dell, HCL, HP Enterprise Services, IBM, SingTel and Xerox (ACS). By taking advantage of the existing relationships, customer bases and geographic proximities of our strategic alliance partners, we are able to market our solution to additional prospective customers. Some of our strategic alliance partners also market our solution to the SMB (small and medium business) market segment.

        Our strategic alliance partners are typically responsible for lead generation, sales cycle execution and ongoing management of the end customer accounts. In some case, our strategic alliance partners also provide implementation, operational and value-added consulting services related to our solution, which are typically branded as being provided by the specific partner.

Customers

        As of December 31, 2011, more than 750 end customers were using our software or services. We consider each independent division or subsidiary of a larger enterprise to be a separate end customer due to the fact that each division or subsidiary typically involves a separate sales cycle and contractual relationship. Our end customers range from large global, multi-location companies with more than 350,000 employees to single-location companies with as few as 150 employees. No single end customer accounted for more than 10% of our total revenue for 2009, 2010 or 2011. In 2009 and 2010, IBM, one of our strategic alliance partners, accounted for 11.8% and 10.6%, respectively, of our total revenue. In 2011, no single strategic alliance partner accounted for more than 10% of our total revenue.

Research and Development

        Our current research and development activities focus on enhancements to CMP for both our fixed and mobile customers. Our planned enhancements include:

  •
  additional localized versions of CMP for foreign countries;

  •
  expansion of MDM capabilities and device coverage;

  •
  substantial user experience and user interface updates;

  •
  a highly configurable and extensible end user portal;

  •
  interactive business intelligence functions;

  •
  actionable heat map information displays providing real-time environmental status;

  •
  key performance indicator and benchmarking functions;

  •
  an enhanced device procurement portal;

  •
  enhanced expense handling for corporate, individual and hybrid liable models;

  •
  further machine-to-machine device coverage;

  •
  CMP mobile applications for smart devices; and

  •
  enhanced integration middleware architecture.

        We work closely with our customers while developing our software and services and are responsive to their feedback throughout the process. Our customers, including their employees and other end users, provide extensive input regarding a wide variety of user experiences, which we then incorporate into our software and services. Our research and development personnel regularly assist our service and support personnel to address customer inquiries, which creates another mechanism for feedback into the development process.

        We utilize small development teams dedicated to specific applications that apply a standard architecture with centralized technology oversight to ensure standardization, efficiency and interoperability. Our development teams are comprised of both domestic employees and domestic and international contractors. We have built CMP utilizing commercially available software, including Microsoft, Oracle and Red Hat.

        Our research and development expenses were $8.1 million, $9.3 million and $11.9 million for 2009, 2010 and 2011, respectively.

Competition

        The CLM market is fragmented, competitive and rapidly evolving. We expect to encounter new and evolving competition as this market consolidates and matures and as enterprises become more aware of the advantages and efficiencies that can be attained from the use of specialized software and other technology solutions.

        We believe that the principal factors that generally determine a company's competitive advantage in the CLM market include the following:

  •
  ability to deliver asset, expense and usage management both in the United States and internationally;

  •
  easily demonstrable cost-effective benefits for customers;

  •
  broad product functionality, vision and ability to provide additional solutions over time;

  •
  rapid deployment and adoption capabilities;

  •
  scalability of systems, business processes and company to handle large volumes of transactions and data effectively and efficiently;

  •
  ability to support large, complex global customer implementations;

  •
  solution bundling and option flexibility during customer purchases;

  •
  ease of use;

  •
  system performance, speed and reliability;

  •
  flexibility and configurability to meet multifaceted customer requirements;

  •
  financial stability and ongoing viability;

  •
  data and process security;

  •
  availability and quality of consulting, training and help-desk services;

  •
  ease of integration with existing applications and data; and

  •
  competitive sales and marketing capabilities.

We believe that we are able to compete effectively in all of these respects.

        Currently, we categorize our competition as primarily coming from five sources:

  •
  technology providers of TEM solutions, including Emptoris/Rivermine (IBM companies), MDSL, Symphony SMS, Vodafone and XIGO (a Dimension Data company);

  •
  technology providers of MDM point solutions, including AirWatch, BoxTone, Good Technology, MobileIron, Sybase (an SAP company) and Zenprise;

  •
  outsourced service providers selling TEM solutions, including CSC, Orange and Vodafone;

  •
  other enterprise software providers, including Ariba and PAETEC; and

  •
  solutions developed internally by enterprises.

        We compete with technology providers and outsourced service providers selling TEM and/or MDM solutions. Many of our competitors focus on limited or specialized capabilities in one or more aspects of our overall solution such as either fixed or mobile communications, single devices or operating systems, mobile device monitoring, invoice processing, asset procurement, inventory management, bill auditing or contract sourcing. We believe that we are able to compete successfully with these vendors due to our comprehensive, integrated solution, our proven ability to successfully manage large, complex implementations, our scalable software that effectively and efficiently handles large volumes of complex transactions, our ability to rapidly deliver cost-effective benefits to our customers, our ability to innovate and continuously provide additional value-add solutions and our flexibility to meet our customers' complex CLM business challenges.

        We also compete with resource management solutions and solutions developed internally by enterprises. Resource management solutions often do not have the functionality or tracking capabilities necessary to meet the requirements of the complex and dynamic communications lifecycle. Similarly, many enterprise legacy databases and software systems were not designed to support the communications lifecycle, and building and maintaining a custom solution often requires extensive financial and technical resources that may not be available or cost-effective for most enterprises.

        Some of our actual and potential competitors may enjoy greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources than we do. In addition, we may also face future competition from new market entrants. For instance, a large communications carrier may develop an MDM solution that is competitive with ours. We believe that our large customer base and our comprehensive and integrated solution position us well to compete effectively in the future.

Intellectual Property

        Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, servicemark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have twelve issued U.S. patents with expiration dates ranging from 2020 to 2029, have filed applications for an additional seven U.S. patents and have filed four additional patent applications in foreign jurisdictions and under the Patent Cooperation Treaty.

        We enter into confidentiality and other written agreements with our employees, customers, consultants and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop software or services with the same functionality as our software and services. In addition, U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patents, including our pending patents, if granted, may be contested, circumvented or invalidated. Moreover, the rights that may be granted in those issued and pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing those patents. Therefore, the exact benefits of our issued patents and, if issued, our pending patents and the other steps that we have taken to protect our intellectual property cannot be predicted with certainty.

        Although the protection afforded by patent, copyright, trademark, servicemark and trade secret law, written agreements and common law may provide some advantages, we believe that the following factors help us maintain a competitive advantage:

  •
  the technological skills of our research and development personnel;

  •
  frequent enhancements to our software and services;

  •
  continued expansion of our proprietary technology; and

  •
  high levels of customer service.

        "Tangoe" is a registered trademark in the United States and is the subject of a trademark application in the European Union.

Employees

        As of December 31, 2011, we had 1,004 full-time employees, of which 88 were in sales and marketing, 141 were in account management and help desk services, 94 were in implementation and data management services, 50 were in strategic consulting, 464 were in client services, 102 were in research and development and 65 were in general and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

        We were incorporated in Delaware under the name TelecomRFQ, Inc. in February 2000 and changed our name to Tangoe, Inc. in December 2001. Our principal executive offices are located at 35 Executive Boulevard, Orange, Connecticut 06477, and our telephone number is (203) 859-9300. Our website address is www.tangoe.com. Information contained on our website is not incorporated by reference into this annual report.

Item 1A.    Risk Factors

Risks Related to Our Business and Our Industry

We have had a history of losses since our incorporation in February 2000.

        We were incorporated in February 2000 and have not been profitable in any fiscal period since we were formed. We experienced net losses of $2.6 million in 2009, $1.8 million in 2010 and $3.0 million in 2011. We cannot predict if we will be able to attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may never do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to ever reach or maintain profitability and we may incur significant losses for the foreseeable future.

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

        In addition, the accounting treatment of the warrant shares that may become issuable to IBM and Dell and of the unvested earn-out shares issued in connection with our acquisition of Anomalous Networks in January 2012 could have an impact on our quarterly operating results. We currently value the warrant shares that are deemed probable of becoming exercisable on a mark-to-market basis until they are earned, and will value the unvested earn-out shares that are deemed probable of becoming vested and earned on a mark-to-market basis until they are vested and earned. Increases or decreases in our stock price will affect the mark-to-market adjustments of the common stock warrant shares and unvested earn-out shares, which will increase or decrease contra-revenue charges. The value of the warrant shares and unvested earn-out shares will fluctuate until the warrant shares are deemed exercisable or the unvested earn-out shares are deemed vested and earned, as the case may be, and the value is fixed. This accounting treatment is applicable whether or not our IBM, Dell or Anomalous related revenue actually increases or decreases in line with the market value of our common stock, and thus could cause significant fluctuations in our quarterly operating results.

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

        We sell our software products pursuant to agreements that are generally two to five years in duration. Our customers have no obligation to renew their agreements after their terms expire and some of our customers may terminate their agreements for convenience. These agreements may not be maintained or renewed on the same or on more profitable terms. As a result, our ability to both maintain and grow our revenue depends in part on customer renewals. We may not be able to accurately predict future trends in customer renewals, and our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our software products, the prices of our software products, the prices of products and services offered by our competitors or reductions in our customers' spending levels. In addition, customers that are acquired by companies using competing service offerings may be required to begin using those competing service offerings, rather than renew their license arrangements with us. If our customers do not renew their agreements for our software products, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline.

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

        The intensity of competition in the CLM market has resulted in pricing pressure as the market has developed. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include one or more large communications carriers, enter our market. Some of these competitors, such as large communications carriers, may offer telecommunications expense management and/or mobile device management solutions as part of a broad outsource offering for mobile communications services. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.

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

        The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone's acquisitions of TnT Expense Management and Quickcomm in October 2010, Emptoris' acquisition of Rivermine in January 2011 and the subsequent acquisition of Emptoris/Rivermine by IBM in February 2012. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. In addition, combinations such as IBM's acquisition of Emptoris/Rivermine may result in situations in which we may begin to compete in some CLM offerings with companies with which we have partnerships or strategic relationships. Any of the competitive pressures described above could result in a substantial loss of customers or a reduction in our revenue.

We are currently integrating the operations of several businesses that we recently acquired and may in the future expand by acquiring or investing in other businesses, which may divert our management's attention and consume resources that are necessary to sustain our business.

        We are currently integrating the operations of five businesses that we acquired during 2011 and the first quarter of 2012. With respect to three of these businesses, we are migrating their former customers to our platform. If we encounter unforeseen technical or other challenges in the migration of these customers or the integration of these acquired businesses, our business and results of operations could be harmed. For example, with respect to one of the acquisitions during the first quarter of 2011, we have entered into an agreement for the provision of CLM services by a third party to certain of these customers during their migration and we are obligated to maintain a firewall with respect to the service provider's software. If the availability of these outsourced services were disrupted during the customer migration process, or if we were unable to maintain the firewall required under this agreement, we could incur substantial costs in arranging for alternative services or substantial liabilities arising out the breach of our obligations.

        Our business strategy includes the potential future acquisition of, or investment in, complementary businesses, services or technologies. These acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company's technology or services do not easily integrate with ours or we have difficulty retaining the acquired company's customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

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

        Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Some of our potential customers already have partial CLM solutions in place under fixed-term contracts, which limits their ability to commit to purchase our solution in a timely fashion. In addition, our potential customers typically undertake a significant evaluation process that can last six to nine months or more, and which requires us to expend substantial time, effort and money educating them about the capabilities of our offerings and the potential cost savings they can bring to an organization. Furthermore, the purchase of our solution typically also requires coordination and agreement across many departments within a potential customer's organization, which further contributes to our lengthy sales cycle. As a result, we have limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

If a communications carrier prohibits customer disclosure of communications billing and usage data to us, the value of our solution to customers of that carrier would be impaired, which may limit our ability to compete for their business.

        Certain of the software functionality and services we offer depend on our ability to access a customer's communications billing and usage data. For example, our ability to offer outsourced or automated communications bill auditing, billing dispute resolution, bill payment, cost allocation and expense optimization depends on our ability to access this data. If a communications carrier were to prohibit its customers from disclosing this information to us, those enterprises would only be able to use these billing-related aspects of our solution on a self-serve basis, which would impair the value of our solution to those enterprises. This in turn could limit our ability to compete with the internally developed CLM solutions of those enterprises, require us to incur additional expenses to license access to that billing and usage data from the communications carrier, if such a license is made available to us at all, or put us at a competitive disadvantage against any third-party CLM service provider that licenses access to that data.

Our long-term success depends, in part, on our ability to expand the sales of our solution to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

        We are currently expanding our international sales and operations, including through the acquisition of Anomalous Networks, based in Canada, and ttMobiles, based in the United Kingdom. This international expansion will subject us to new risks that we have not faced in the United States and the countries in which we currently conduct business. These risks include:

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

        The successful implementation of our strategic goals is dependent in part on strategic relationships with our channel partners to offer our solution to a larger customer base than we can reach through our current direct sales and marketing efforts. Some of our strategic relationships, such as our relationships with IBM and Dell Products L.P., are relatively new and, therefore, it is uncertain whether these third parties will be able to market and sell our solution successfully or provide the volume and quality of customers that we currently expect.

        Our success depends in part on the ultimate success of our channel partners and their ability to market and sell our solution. Some of these third parties have previously entered, and may in the future enter, into strategic relationships with our competitors. For example, IBM acquired Emptoris in February 2012, and Rivermine is a subsidiary of Emptoris. Further, many of our channel partners have multiple strategic relationships and they may not regard us as significant to their businesses. Our channel partners may terminate their respective relationships with us, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with our solution. Our channel partners also may interfere with our ability to enter into other desirable strategic relationships.

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

        We increased our number of full-time employees from 184 at December 31, 2007, to 347 at December 31, 2008, to 439 at December 31, 2009, to 541 at December 31, 2010 and to 1,004 at December 31, 2011, and our total revenue from $21.0 million in 2007, to $37.5 million in 2008, to $55.9 million in 2009, to $68.5 million in 2010 and to $104.9 million in 2011. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing and managing a global organization and a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively.

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

Our software manages and interfaces with our customers' mission-critical networks and systems. Disruptions in the functioning of these networks and systems caused by our software could subject us to substantial liability and damage our reputation.

        We assist our customers in the management of their mission-critical communications networks and systems and our software directly interfaces with these networks and systems as well as with enterprise resource planning and other enterprise software and systems. Failures of software could result in significant interruptions in our customers' communications capabilities and enterprise operations. For example, unknown defects in our mobile device management software, or unknown incompatibilities of this software with our customers' mobile devices, could result in losses of functionality of these devices. If such interruptions occur, we may not be able to remedy them in a timely fashion and our customers' ability to operate their enterprises could be severely compromised. Such interruptions could cause our customers to lose revenue and could damage their reputations. In turn, these disruptions could subject us to substantial liabilities and result in irreparable damage to our reputation, delays in payments from our customers or refusals by our customers to make such payments, any of which could harm our business, financial condition or results of operations.

The emergence of one or more widely used, standardized communications devices or billing or operational support systems could limit the value and operability of our solution and our ability to compete with the manufacturers of such devices or the carriers using such systems in providing CLM services.

        Our solution derives its value in significant part from our software's ability to interface with and support the interoperation of diverse communications devices, billing systems and operational support systems. The emergence of a single or a small number of widely used communications devices, billing systems or operational support systems using consolidated, consistent sets of standardized interfaces for the interaction between communications service providers and their enterprise customers could significantly reduce the value of our solution to our customers and potential customers. Furthermore, any such communications device, billing system or operational support system could make use of proprietary software or technology standards that our software might not be able to support. In addition, the manufacturer of such device, or the carrier using such billing system or operational support system, might actively seek to limit the interoperability of such device, billing system or operational support system with our software products for competitive or other reasons. The resulting lack of compatibility of our software products would put us at a significant competitive disadvantage, or entirely prevent us from competing, in that segment of the potential CLM market if such manufacturer or carrier, or its authorized licensees, were to develop one or more CLM solutions competitive with our solution.

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

        If customers believe that our systems and software products do not provide adequate security for the storage of confidential information or its transmission over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, our business will be harmed. Customers' concerns about security could deter them from using the Internet to conduct transactions that involve confidential information, including transactions of the types included in our solution, so our failure to prevent security breaches, or the occurrence of well-publicized security breaches affecting the Internet in general, could significantly harm our business and financial results.

If we are unable to protect our intellectual property rights and other proprietary information, it will reduce our ability to compete for business.

        If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. We have twelve issued patents and eleven patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have. In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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
  divert management's attention;

  •
  result in costly and time-consuming litigation;

  •
  require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

  •
  require us to redesign our software products to avoid infringement.

        As a result, any third-party intellectual property claims against us could increase our expenses and impair our business.

        In addition, although we have licensed proprietary technology, we cannot be certain that the owners' rights in such technology will not be challenged, invalidated or circumvented. Furthermore, many of our customer agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our software products or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

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

        Our software products are highly complex and may contain undetected defects or errors, including defects and errors arising from the work of our outsourced development teams, that may result in product failures or otherwise cause our software products to fail to perform in accordance with customer expectations. Because our customers use our software products for important aspects of their businesses, any defects or errors in, or other performance problems with, our software products could hurt our reputation and may damage our customers' businesses. If that occurs, we could lose future sales or our existing customers could elect to not renew their customer agreements with us. Product performance problems could result in loss of market share, failure to achieve market acceptance and the diversion of development resources from software enhancements. If our software products fail to perform or contain a technical defect, a customer might assert a claim against us for damages. We may not have contractual limitations on damages claims that could be asserted against us. Whether or not we are responsible for our software's failure or defect, we could be required to spend significant time and money in litigation, arbitration or other dispute resolution, and potentially pay significant settlements or damages.

We use a limited number of data centers to deliver our software products. Disruption of service at these facilities could harm our business.

        We host our software products and serve all of our customers from eight third-party data center facilities. We do not control the operation of these facilities. American Internet Services operates our data center in San Diego, California; AT&T operates our data center in Secaucus, New Jersey; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates our data centers in London and Slough, United Kingdom; Savvis operates our data center in Piscataway, New Jersey; and Verizon Business operates our data center in Billerica, Massachusetts. Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring during 2013, 2014 and 2015. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors' views of us.

        Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting constitutes a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. We are in the preliminary stages of the process of documenting, reviewing and improving our internal control over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require an annual management assessment of and report on the effectiveness of our internal control over financial reporting beginning with our second filing of an Annual Report on Form 10-K with the Securities and Exchange Commission, or the SEC. In addition, if we become an accelerated filer or a large accelerated filer under the rules of the SEC, our independent registered public accounting firm will be required to audit and report on the effectiveness of our internal control over financial reporting in connection with each such report. As part of our process of documenting and testing our internal control over financial reporting, we may identify areas for further attention and improvement.

The technologies in our software products may be subject to open source licenses, which may restrict how we can use or distribute our software products or require that we release the source code of our software products subject to those licenses.

        Certain of our software products incorporate so-called "open source" software, and we may incorporate further open source software into our software products in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our software products that incorporate the open source software for no cost, that we make available the source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our software products that contain the open source software and required to comply with the foregoing conditions.

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

        As a public company, we have begun to incur, and will in the future incur, significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and directors' and officers' liability insurance. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ stock market. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty.

Insiders have substantial control over us and will be able to influence corporate matters.

        As of February 29, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 34.2% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

An active trading market for our common stock may not develop, and investors may not be able to resell their shares at or above the price at which such shares were purchased.

        Although we have listed our common stock on The NASDAQ Global Market, an active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the prices at which they acquired their shares or at the time that they would like to sell.

Our stock price may be volatile, and the market price of our common stock may decrease.

        The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to March 19, 2012, the trading prices of our stock have ranged from $8.01 to $19.90 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

  •
  investors' general perception of us; and

  •
  changes in general economic, industry and market conditions.

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

        Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of certain lock-up agreements that have been entered into in connection with a public offering of our common stock that we have commenced pursuant to a registration statement (File No. 333-180044) that was declared effective by the Securities and Exchange Commission on March 28, 2012. These lock-up agreements have been entered into by our directors, officers and certain stockholders who plan to participate in the offering. These sales, or the market perception that the holders of large numbers of our shares intend to sell shares, could reduce the market price of our common stock.

        Assuming that the selling stockholders sell an aggregate of 5,800,000 shares in the offering described in the preceding paragraph and that the underwriters for the offering do not exercise an option that they hold to purchase up to 1,200,000 additional shares from the selling stockholders, a total of at least 10,746,646 shares of common stock are subject to these lock-up agreements through the date that is 90 days following the date of the final prospectus for the offering. The lock-up period is subject to extension of up to a further 34 days under certain circumstances. In addition, the lock-up agreements will expire on May 15, 2012 if the closing of the offering has not occurred by such date. The shares subject to these lock-up agreements can be sold, subject to any applicable volume limitations under federal securities laws, after the earlier of the expiration of, or release from, the lock-up period. The balance of our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended.

        In addition, as of February 29, 2012, there were 7,837,732 shares subject to outstanding options and 130,500 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act of 1933, as amended, on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements, to the extent applicable. Furthermore, as of February 29, 2012, there were 73,113 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements, and to the extent permitted by the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of a substantial portion of our outstanding common stock and warrants to purchase common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Our management will have broad discretion over the use of our cash reserves and might not use such funds in ways that increase the value of your investment.

        Our management will have broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of these funds. Our management might not apply these funds in ways that increase the value of your investment. Our management might not be able to yield a significant return, if any, on any investment of these cash reserves. You will not have the opportunity to influence our decisions on how to use our cash reserves.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Orange, Connecticut, where we lease approximately 66,000 square feet. We use this facility for administration, sales and marketing, research and development and customer operations. We lease other facilities throughout the United States as well as in Canada, China, the Netherlands and the United Kingdom for administration, sales and marketing, research and development and operations and support. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

        We are from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial statements.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been listed on The NASDAQ Global Market under the symbol "TNGO" since July 27, 2011. Prior to that date, there was no public market for our common stock. As a result, we have only set forth quarterly information with respect to the high and low intraday sales prices of our common stock for the quarters during the year ended December 31, 2011 following our initial public offering.

	High	Low
Fiscal Year Ended December 31, 2011
Third quarter (beginning July 27, 2011)	$14.43	$8.01
Fourth quarter	$16.41	$10.51

Holders

        At March 22, 2012, there were 159 holders of record of our common stock.

Dividends

        We have not declared or paid any cash dividends on our capital stock since our inception. We currently intend to retain earnings, if any, to finance the growth and development of our business, and we do not expect to pay any cash dividends on our common stock in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, provisions of applicable law and other factors our board deems relevant.

Recent Sales of Unregistered Securities

        Set forth below is information regarding our grants of warrants and shares issued upon the exercise of warrants as well as our grants of options and issuance of shares upon the exercise of options, in each case during 2011, to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. Also included is the consideration, if any, received by us for such shares, warrants and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

(a)
Warrant Grants and Exercises.

          (1)   On January 21, 2011, we issued a warrant to purchase up to 625,000 shares of series F preferred stock at an exercise price of $1.1776 per share (equivalent to 177,456 shares of common stock at an exercise price of $4.1475 per share) to ORIX Finance Equity Investors, LP in connection with a debt financing.

          (2)   On March 22, 2011, we issued a warrant to Dell Products L.P., or Dell, in connection with entering into a strategic partnership. The warrant is not currently exercisable. The warrant may become exercisable for up to 1,282,789 shares of common stock at an exercise price of $5.9874 per share based on the amount of annual recurring revenue that we earn from Dell's sale of our solution during the years ending December 31, 2012, 2013 and 2014.

          (3)   On March 30, 2011, we issued 12,043 shares of series C preferred stock (equivalent to 3,419 shares of common stock) to Comerica Ventures Incorporated pursuant to the cashless exercise provision of a warrant.

          (4)   On August 1, 2011, we issued 23,385 shares of common stock to ORIX Finance Equity Investors, LP for total consideration to us of $96,989.52 in connection with its partial exercise of a warrant that we issued to it on July 28, 2008.

          (5)   On August 1, 2011, we issued 17,195 shares of common stock to ORIX Finance Equity Investors, LP for total consideration to us of $71,316.34 in connection with its partial exercise of the warrant described in item (1) above.

          (6)   On August 1, 2011, we issued 3,795 shares of common stock to ORIX Venture Finance, LLC for total consideration to us of $9,890.85 in connection with its partial exercise of a warrant we had issued to it on March 9, 2007.

          (7)   On August 1, 2011, we issued 710 shares of common stock to Scott Porter for total consideration to us of $1,593.50 in connection with his exercise of a warrant we had issued to him on May 23, 2006.

          (8)   August 30, 2011, we issued 930,511 shares of common stock to IBM pursuant to the cashless exercise feature of a warrant we had granted to it on October 9, 2009.

          (9)   On September 28, 2011, we issued 1,385 shares of common stock to Walter Fiederowicz pursuant to the cashless exercise feature of a warrant we had issued to him on May 23, 2006, and we issued a further 852 shares of common stock to Mr. Fiederowicz for total consideration to us of $2,200.00 in connection with the exercise of a warrant we had issued to him on June 30, 2009.

          (10) On October 20, 2011, we issued 710 shares of common stock to Bard Financial Services, Inc. Profit Sharing Plan for total consideration to us of $1,593.50 in connection with the exercise of a warrant we had issued to it on May 23, 2006.

          (11) On October 24, 2011, we issued 710 shares of common stock to Thomas Beaumonte for total consideration to us of $1,593.50 in connection with the exercise of a warrant we had issued to him on May 23, 2006.

          (12) On October 24, 2011, we issued 2,839 shares of common stock to Edward M. Stern for total consideration to us of $6,374.00 in connection with the exercise of a warrant that we had issued to PowerBridge LLC on May 23, 2006, which was later assigned to Mr. Stern.

        The securities described in this paragraph (a) were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and, in certain cases, in reliance on Regulation D promulgated thereunder relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

(b)
Option Grants and Exercises

        Between January 1, 2011 and October 19, 2011, we granted options to purchase an aggregate of 1,978,114 shares of common stock, with exercise prices ranging from $5.99 to $10.00 per share, to employees and directors pursuant to our 2005 Stock Incentive Plan. Between January 1, 2011 and October 19, 2011, we issued an aggregate of 599,148 shares of common stock upon the exercise of options for aggregate consideration of $650,009.95.

        The securities described in this paragraph (b) were issued pursuant to written compensatory plans or arrangements with our employees and directors in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

        All of the securities described in paragraphs (a) and (b) above are deemed restricted securities for purposes of the Securities Act. All of the certificates representing such securities included appropriate legends setting forth that the securities have not been registered and the applicable restrictions on transfer.

Use Of Proceeds

        Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-166123), which we refer to as the Registration Statement, that was declared effective by the Securities and Exchange Commission on July 26, 2011. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $66.0 million. Of these net proceeds, we have used $25.5 million to repay all of the outstanding amounts under our term loan and revolving credit facilities, $24.9 million as consideration for our acquisitions of ProfitLine, Inc., Anomalous Networks, Inc. and ttMobiles Limited and $1.3 million to pay deferred consideration due related to our acquisition of substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc. We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        We did not purchase any of our equity securities during the period covered by this Annual Report on Form 10-K.

Performance Graph

        The following graph compares the relative performance of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. This graph covers the period from July 27, 2011 (date of the listing of our common stock on the NASDAQ Global Market in connection with our initial public offering) through December 31, 2011. The graph assumes the investment of $100.00 on July 27, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index, and assumes any dividends are reinvested.

COMPARISON OF 5 MONTH CUMULATIVE TOTAL RETURN*
Among Tangoe, Inc., the NASDAQ Composite Index,
and the NASDAQ Computer & Data Processing Index

Company/Index	7/27/11	8/31/11	9/30/11	10/31/11	11/30/11	12/31/11
Tangoe, Inc.	$100.00	$95.02	$97.08	$115.45	$116.57	$132.19
NASDAQ Composite	100.00	94.00	84.92	95.33	93.10	92.31
NASDAQ Computer & Data Processing	100.00	93.64	88.37	100.05	97.65	94.96

Item 6.    Selected Financial Data

        The following tables summarize our consolidated financial data for the periods presented. You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 this Annual Report on Form 10-K and the other financial information appearing elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2009, 2010 and 2011 and the balance sheet data as of December 31, 2010 and 2011 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2007 and 2008 and balance sheet data as of December 31, 2007, 2008 and 2009 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands, except per share amounts)
Statement of operations data:
Revenue:
Recurring technology and services	$14,174	$27,839	$46,005	$57,703	$93,671
Strategic consulting, software licenses and other	6,873	9,687	9,912	10,771	11,270

Total revenue	21,047	37,526	55,917	68,474	104,941

Cost of revenue:
Recurring technology and services	6,982	14,720	20,538	26,349	44,814
Strategic consulting, software licenses and other	2,821	3,043	4,360	3,874	5,165

Total cost of revenue(1)	9,803	17,763	24,898	30,223	49,979

Gross profit	11,244	19,763	31,019	38,251	54,962
Operating expense:
Sales and marketing(1)	5,954	7,824	9,793	12,281	16,648
General and administrative(1)	5,668	9,134	9,547	11,709	17,777
Research and development(1)	7,021	5,849	8,070	9,321	11,860
Depreciation and amortization	1,911	2,709	3,537	3,529	4,551
Restructuring charge	—	—	—	—	1,549

(Loss) income from operations	(9,310)	(5,753)	72	1,411	2,577
Other income (expense), net
Interest expense	(577)	(1,163)	(2,224)	(2,007)	(3,047)
Interest income	37	46	46	19	45
Other income	—	—	—	3	—
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	39	(66)	(184)	(884)	(1,996)

Loss before income tax (benefit) provision	(9,811)	(6,936)	(2,290)	(1,458)	(2,421)
Income tax (benefit) provision	(76)	23	264	294	534

Net loss	(9,735)	(6,959)	(2,554)	(1,752)	(2,955)
Preferred dividends	(2,491)	(3,162)	(3,714)	(3,715)	(2,168)
Deemed dividend for redemption of stock	—	(1,526)	—	—	—
Accretion of redeemable convertible preferred stock	(60)	(62)	(64)	(64)	(37)

Loss applicable to common stockholders	$(12,286)	$(11,709)	$(6,332)	$(5,531)	$(5,160)

Basic and diluted loss per common share	$(3.98)	$(2.89)	$(1.47)	$(1.26)	$(0.31)

Basic and diluted weighted-average common shares outstanding	3,088	4,046	4,311	4,399	16,412

Other financial data:
Adjusted EBITDA(2)	$(7,120)	$(1,116)	$4,358	$6,868	$12,657

(1)
Includes stock-based compensation as follows:

	Years Ended December 31,
	2007	2008		2009	2010	2011
	(dollars in thousands)
Cost of revenue:
Stock-based compensation	$—	$51		$115	$323	$669
Sales and marketing:
Stock-based compensation	—	141		216	425	1,201
General and administrative:
Stock-based compensation	279	1,695	(a)	329	1,032	1,934
Research and development:
Stock-based compensation	—	41		89	148	176

Total stock-based compensation	$279	$1,928		$749	$1,928	$3,980

Amortization of intangibles:
Acquisition-related intangible amortization	1,181	1,767		2,316	2,276	$2,960

(a)
Includes $1.4 million related to the repurchase of certain shares of common stock from several employees.

(2)
We define Adjusted EBITDA as net income (loss) plus interest expense, income tax provision (benefit), depreciation and amortization, stock-based compensation expense, (increase) decrease in fair value of warrants for redeemable convertible preferred stock and restructuring charge less interest income and other income. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The table below provides a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

        We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

  •
  Adjusted EBITDA is widely used by investors to measure a company's operating performance without regard to items, such as interest expense, interest income, income tax provision (benefit), depreciation and amortization, and stock-based compensation expense, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

  •
  securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies; and

  •
  we adopted the authoritative guidance for stock-based payments on January 1, 2006 and recorded stock-based compensation expense of approximately $279,000, $1,928,000, $749,000, $1,928,000 and $3,980,000 for the years ended December 31, 2007, 2008, 2009 2010 and 2011, respectively. Included in the year ended December 31, 2008 is $1,388,000 of stock-based compensation expense related to the repurchase of certain shares of common stock from several employees. Prior to January 1, 2006, we accounted for stock-based compensation expense using the intrinsic value method under previously authorized guidance, which did not result in any stock-based compensation expense. By comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to changes in accounting treatment and is a non-cash expense that is not a key measure of our operations.

        Our management uses Adjusted EBITDA:

  •
  as a measure of operating performance because it does not include the impact of items not directly resulting from our core business;

  •
  for planning purposes, including the preparation of our annual operating budget;

  •
  to evaluate the effectiveness of our business strategies; and

  •
  in communications with our board of directors concerning our financial performance.

        We understand that, although Adjusted EBITDA is frequently used by investors and securities analysts in their evaluations of companies, Adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results of operations as reported under GAAP. Some of these limitations are:

  •
  Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or other contractual commitments;

  •
  Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

  •
  Adjusted EBITDA does not reflect interest expense or interest income;

  •
  Adjusted EBITDA does not reflect cash requirements for income taxes; and

  •
  Adjusted EBITDA may not be calculated similarly from company to company.

        The following table represents a reconciliation of Adjusted EBITDA to net loss, the most comparable GAAP measure, for each of the periods indicated.

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to Net Loss	2007	2008	2009	2010	2011
	(dollars in thousands)
Net loss	$(9,735)	$(6,959)	$(2,554)	$(1,752)	$(2,955)
Interest expense	577	1,163	2,224	2,007	3,047
Interest income	(37)	(46)	(46)	(19)	(45)
Income tax (benefit) provision	(76)	23	264	294	534
Depreciation and amortization	1,911	2,709	3,537	3,529	4,551
Stock-based compensation expense	279	1,928	749	1,928	3,980
Other income	—	—	—	(3)	—
Restructuring charge	—	—	—	—	1,549
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	(39)	66	184	884	1,996

Adjusted EBITDA	$(7,120)	$(1,116)	$4,358	$6,868	$12,657

	At December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Balance sheet data:
Cash and cash equivalents	$1,381	$6,554	$6,163	$5,913	$43,407
Accounts receivable, net	6,878	11,384	11,517	14,295	25,311
Working capital (excluding deferred revenue—current portion)(1)	4,330	6,452	4,524	8,591	48,572
Intangible assets	10,274	16,422	16,843	15,785	28,800
Goodwill	8,332	16,191	17,636	17,636	36,266
Total assets	29,019	54,874	56,078	58,744	140,862
Accounts payable and accrued expenses	3,497	5,547	5,143	6,667	13,666
Deferred revenue—current portion	5,281	6,228	6,881	8,304	9,051
Notes payable, including current portion	6,463	22,016	21,331	18,122	16,194
Redeemable convertible preferred stock	38,739	53,826	57,604	61,441	—
Stockholders' deficit (equity)	$(24,920)	$(35,482)	$(39,032)	$(42,022)	$96,589

(1)
These amounts are derived by taking the working capital (deficit) of $(951) for 2007, $224 for 2008, $(2,357) for 2009, $287 for 2010 and $39,521 for 2011, and excluding deferred revenue—current portion, which is a non-cash obligation.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, include forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" and "Forward-Looking Statements" sections of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

        Tangoe is a leading global provider of communications lifecycle management, or CLM, software and services to a wide range of enterprises, including large and medium-sized businesses and other organizations. CLM encompasses the entire lifecycle of an enterprise's communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Communications Management Platform is a suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. Our customers can engage us through our client services group to manage their communications assets and services using our Communications Management Platform.

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

        Adjusted EBITDA.    Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see footnote 2 to the "Selected Consolidated Financial Data" section of this Annual Report on Form 10-K.

        Recurring technology and services revenue growth.    In 2006, we began a strategic initiative to transition our business model from selling transactional software licenses to providing recurring technology-enabled services leveraging both our technology and communications industry experience. We further implemented this initiative with the acquisition of Traq Wireless, Inc., or Traq, as discussed below. Traq's revenue base was primarily recurring, which substantially increased our 2007 recurring revenue. We regularly review our recurring revenue growth to measure our success.

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

        Deferred revenue.    Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for implementation fees which are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship. As of December 31, 2011, implementation fees represented $2.1 million of the $11.7 million deferred revenue balance.

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

Certain Trends and Uncertainties

        The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. This summary, however, should be considered along with the factors identified in the "Risk Factors" section of this Annual Report on Form 10-K.

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

Acquisitions

        On March 9, 2007, we acquired the outstanding capital stock of Traq, a provider of software and services that focuses on wireless expense management for enterprises. The aggregate purchase price was $20.7 million, which consisted of our common stock, series 1 preferred stock, series 2 preferred stock and warrants collectively valued at $20.4 million and transaction costs of $361,000.

        On July 28, 2008, we acquired substantially all of the assets of Information Strategies Group, Inc., or ISG, a provider of communications and information technology expense processing services and technologies for $11.9 million in cash, which included transaction costs of $137,000.

        On December 23, 2008, we acquired substantially all of the assets of InterNoded, Inc., or InterNoded, a provider of mobile device management solutions, for consideration valued at $3.3 million, which included transaction costs of $104,000.

        On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL, a provider of telecommunications expense management, invoice processing and mobility management solutions, for $3.0 million in cash plus potential earnout payments, which we currently estimate will amount to approximately $3.4 million, based on revenues derived from providing selected services to former HCL customers over the two years following the acquisition as well as transaction costs of approximately $140,000. These transaction costs were expensed as incurred.

        On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares, for $4.5 million in cash (excluding working capital adjustments) plus deferred cash of up to an additional $2.5 million payable in installments of $1.25 million each on March 16, 2012 and March 16, 2013. The deferred cash is subject to set-off rights that we hold with respect to indemnities given by Telwares under the purchase agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by Telwares under the purchase agreement. Certain of these indemnities are subject to limitations, including certain caps and limited survival periods. In addition, the installment payable on March 16, 2013 is subject to a potential reduction of up to $500,000 relating to the achievement of certain recurring revenue goals during the three months ending June 30, 2012. In addition, we incurred transaction costs of approximately $200,000 in connection with the transaction. These transaction costs were expensed as incurred.

        On December 19, 2011, we acquired ProfitLine, Inc., or ProfitLine, a provider of telecommunications expense management, invoice processing and mobility management solutions, through a merger with one of our subsidiaries for $14.5 million in cash paid at the closing plus deferred cash of an additional $9.0 million payable in cash installments of $4.5 million on each of December 19, 2012 and June 19, 2013, subject to set-off rights that we and ProfitLine, as our wholly owned subsidiary following the acquisition, hold with respect to indemnities given by the former stockholders of ProfitLine under the merger agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by ProfitLine under the merger agreement. Certain of these indemnities are subject to limitations, including a threshold, certain caps and a limited survival period. Under the merger agreement, we are required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that our cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $20.0 million at any time prior to payment of the first $4.5 million installment of deferred consideration, or $15.0 million at any time after payment of the first and before the payment of the second $4.5 million installment of deferred consideration. The transaction costs were immaterial and were expensed as incurred.

        On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks, Inc., or Anomalous, a provider of real-time telecommunications expense management solutions. The aggregate purchase was approximately $9.0 million, which consisted of approximately $3.5 million in cash paid at the closing, approximately $1.0 million in cash payable on the first anniversary of the closing, 165,775 unregistered shares of our common stock and 132,617 unvested and unregistered shares of our common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. With the exception of the cash paid at the closing, substantially all of the consideration paid and payable by us remains subject to set-off rights that we hold with respect to indemnities given by the former shareholders of Anomalous under the purchase agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the purchase agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The vested shares that we issued at closing are subject to a one-year lock-up period, the unvested shares are also subject to a lock-up unless and until they become vested following January 31, 2013 and substantially all of the shares are subject to the set-off rights described above. Under the Anomalous purchase agreement, we are required to make an advance deposit into escrow of $1.0 million of deferred consideration in the event that our cash and cash equivalents is below $15.0 million at any time before payment of the $1.0 million of deferred consideration. The transaction costs were immaterial and were expensed as incurred.

        On February 21, 2012, we acquired all of the issued share capital of ttMobiles Limited, or ttMobiles, a provider of mobile communications management solutions and services based in the United Kingdom. The purchase price was 5.5 million pounds sterling, which consisted of 4.0 million pounds sterling in cash paid at the closing and 1.5 million pounds sterling in cash payable on the first anniversary of the closing. The purchase price is subject to a net asset adjustment pursuant to which the purchase price will be increased or decreased to the extent that the net asset position of ttMobiles is more or less than a specified target by an amount that exceeds 5% of the target. The deferred consideration in the transaction remains subject to set-off rights that we hold with respect to claims for breach of warranties and certain indemnities given under the purchase agreement for the transaction by the former holders of the issued share capital of ttMobiles. The breach claims and indemnities are subject to limitations, including a threshold, certain baskets, caps and limited survival periods. The transaction costs were immaterial and were expensed as incurred.

        We are currently integrating the operations of the five businesses that we acquired during 2011 and the first quarter of 2012. With respect to three of these businesses, we are migrating the acquired customers to our platform. To date we have successfully migrated a number of these customers, however there can be no assurance that we will complete this integration and migration in a timely manner or at all and the cost of such integration and migration may be more significant than we have estimated.

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

        In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $26,086 and $91,806 of amortization as a contra-revenue charge during the years ended December 31, 2010 and 2011, respectively.

        Strategic consulting, software licenses and other revenue.    In addition to our subscription fees, revenue is generated to a lesser extent by strategic consulting, software licenses and mobile device activation fees. Strategic consulting consists primarily of fees charged for contract negotiations and bill audits. Contract negotiation fees include both fixed project fees and incentive fees driven by the amount of savings that we are able to generate over the customer's existing communications rates. These fees are recognized when fixed and determinable, usually when the customer and carrier execute the contract. Bill audit fees are driven by the amount of savings that we are able to generate by reviewing current and prior communications invoices against the customer's existing contracts. These fees are recognized when fixed and determinable, usually when the carrier agrees to issue a credit or refund to our customer.

        On occasion, we license our Communications Management Platform to our customers on a perpetual basis. If we are able to derive vendor-specific objective evidence on the undelivered elements, the software portion is recognized when the revenue recognition criteria is met; otherwise the contract is recognized ratably over the contract life. Other professional services are recognized as the services are performed. We have an agreement with a carrier whereby we receive an activation fee for procuring a mobile device. The activation revenue is recognized upon confirmation from the carrier that the device has been procured.

        We expect our strategic consulting, software licenses and other revenue to remain relatively constant in absolute dollars, but to decrease as a percentage of total revenue, as we continue to focus our sales and marketing efforts on our recurring technology and services revenue model.

        We historically have derived substantially all of our revenue from United States-based customers. We intend to build our international sales operations by increasing our direct sales force abroad. We expect our international revenue to increase in absolute dollars and as a percentage of total revenue.

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

        Gross profit.    Gross profit as a percentage of revenue is affected by two main factors—the mix of software and services sold and the average contractual selling price. We expect our gross profit in absolute dollars to increase, but that our gross profit as a percentage of revenue will be affected as we integrate the businesses of our recent acquisitions, which have historically operated with lower margins than our business. We believe that over time we will achieve improvements in those margins as we integrate the acquired operations and capture the operating efficiencies of the overall business.

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

        Sales and marketing.    Sales and marketing expense consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for our sales, marketing and business development employees, the cost of marketing programs such as on-line lead generation, promotional events, such as trade shows, seminars and webinars, the cost of business development programs and sales commissions. Sales commission rates are calculated at the time a contract is signed. The sales commission rate is applied to the contract's first year of revenue to calculate sales commission expense. Sales commission expense is accrued and expensed at the time we invoice the customer and is paid to the salesperson when the invoice is collected. Generally, new sales personnel require time to become familiar with our software and services and do not begin to generate sales immediately, which can result in increased sales and marketing expense without any immediate increase in revenue. We expect sales and marketing expense to increase in absolute dollars, but remain relatively constant as a percentage of revenue in the near term, as we continue to hire sales and marketing personnel in the United States and internationally to expand our solution globally.

        General and administrative.    General and administrative expense consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for finance and accounting, executive, human resources and information technology personnel, rent and facility costs, legal and other professional fees, and other corporate expenses. We anticipate that we will incur additional costs associated with being a public company, including higher personnel costs, corporate insurance and professional fees, including legal and accounting as it relates to financial reporting and achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

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

        Restructuring Charge.    Restructuring charge consists of the fair value of the remaining rent payments for office space we ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. This charge results from our consolidating office space in New Jersey to eliminate redundant office space acquired in our acquisitions of HCL and Telwares. We expect to record an adjustment to this charge based on the timing, terms and our ability to sublet this office space.

Other Income (Expense), Net

        Other income (expense), net, consists primarily of interest expense on our short and long-term debt, interest income on our cash and cash equivalents balance and changes in fair value of warrant to purchase redeemable convertible preferred stock. We have historically invested our cash in money market investments. We expect our interest income to vary in each reporting period depending on our average cash balances and interest rates.

Income Tax Provision (Benefit)

        Income tax provision (benefit) consists of federal and state corporate income taxes resulting from our operations in the United States. We expect income tax expense to vary each reporting period depending upon taxable income fluctuations and our availability of tax benefits from net loss carryforwards.

        As of December 31, 2011, we had U.S. federal net operating loss carryforwards of approximately $81.0 million, which, if unused, expire from 2020 to 2031, and U.S. federal research and development tax credit carryforwards of approximately $3.0 million, which expire through 2029. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Section 382 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2011, $38.0 million of our net operating loss and tax credit carryforwards were so limited. At December 31 2011, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our net operating loss or tax credit carryforwards would increase net income in the period in which we make such a determination.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are summarized below. See Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

        Revenue recognition.    Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of our solution to manage our customers' communications expenses. Strategic consulting, software licenses and other revenue consists of fees for perpetual software licenses, professional services, contract negotiations and bill audits.

        We recognize revenue when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees and hosting fees are recognized ratably over the term of the period of service. The subscription-based services we provide include help desk, asset procurement and provisioning, and carrier dispute resolution services. Implementation fees associated with recurring technology and services engagements are recognized ratably over the estimated expected life of the customer relationship which is estimated to be equal to twice the contract life.

        Software license fees consist of fees paid for a perpetual license agreement for our technology, which are recognized in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 605 (previously American Institute of Certified Public Accountants, or AICPA, Statement of Position 97-2), Software Revenue Recognition, as amended. When contracts contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by the authoritative guidance. Vendor specific objective evidence of fair value for maintenance and support is established by a stated renewal rate included in the license arrangement or rates charged for stand-alone sales of maintenance and support. If software maintenance fees are provided for in the license fee or at a discount pursuant to a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance revenue based on the value established by independent sales of such maintenance services to customers.

        Professional services related to the implementation of our software products, which we refer to as consulting services, are generally performed on a fixed fee basis under separate service arrangements. Consulting services revenue is recognized as the services are performed by measuring progress towards completion based upon either costs or the achievement of certain milestones. We also provide contract negotiation and bill audit services, which we refer to as strategic sourcing services, on behalf of our customers, which are generally performed on a contingency fee basis, with our fees being based on a percentage of the savings we achieve for the customer. Revenue from strategic sourcing services engagements is recognized as savings are secured for the customer, based upon the amount of savings secured multiplied by the contingency fee percentage to which we are entitled.

        In accordance with ASC 605 (previously Emerging Issues Task Force Issue No. 01-14), Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, we classify reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2009, 2010 and 2011 reimbursed expenses of $30,702, $148,407 and $272,100, respectively, were included in revenue.

        Purchase accounting.    We accounted for the acquisitions of Traq, ISG, InterNoded, HCL, Telwares and ProfitLine, using the purchase method of accounting for acquisitions and we will also account for the acquisitions of Anomalous and ttMobiles using the purchase method. As a result, the purchase price for each of the transactions, including expenses for the Traq, ISG and InterNoded acquisitions only, has been or will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. We applied significant judgment and estimates in determining the fair values of the assets acquired and their useful lives. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment annually and more frequently if certain events occur. In the process of our annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

        The estimates that we have used are consistent with the plans and estimates that we use to manage our business. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur impairment charges.

        Software development costs.    We expense research and development costs as incurred. We evaluate the establishment of technological feasibility of our software in accordance with ASC 985, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. We have concluded that technological feasibility is not established until the development stage of the software is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general release is very short and, consequently, the amounts that could be capitalized are not material to our consolidated financial statements. Therefore, we charge all such costs to research and development in the period incurred.

        Impairment of goodwill.    We test goodwill for impairment. Goodwill is not amortized for accounting purposes, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of our related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to our carrying amount to determine if there is an impairment loss. Any write-down could have a material adverse effect on our consolidated financial statements. As of December 31, 2011, we had goodwill of $36.3 million. We have determined that there were no indicators of impairment of goodwill as of December 31, 2011.

        Impairment of other long-lived assets.    We periodically review long-lived assets to determine if there is any impairment of these assets. We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our consolidated financial statements.

        Stock-based compensation.    Prior to January 1, 2006, we accounted for stock-based compensation for stock options awarded to employees and directors under ASC 718 (previously Accounting Principles Board, or APB, No. 25), Accounting for Stock Issued to Employees, and had elected the disclosure only alternative under ASC 718 (previously Statement of Financial Accounting Standards, or SFAS, No. 123), Accounting for Stock-Based Compensation.

        Effective January 1, 2006, we adopted ASC 718 (previously SFAS No. 123(R)), Share-based Payment. ASC 718 supersedes APB No. 25 and related interpretations. ASC 718 requires all stock-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. We adopted this statement using the prospective transition method, which does not result in restatement of our previously issued financial statements and requires only new awards or awards that are modified, repurchased or canceled after the effective date to be accounted for under the provisions of ASC 718. These costs will be recognized on a straight-line basis over the requisite service period for all time-based vested awards. We continue to account for stock-based awards granted prior to January 1, 2006 following the provisions of ASC 718.

        For stock-based awards subsequent to January 1, 2006, we estimate the fair value of the stock-based awards, including stock options, using the Black-Scholes valuation model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of stock-based awards granted in 2009, 2010 and 2011 are set forth below:

	2009	2010	2011
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.06% - 2.52%	1.80% - 2.87%	1.25% - 2.60%
Expected term (in years)	6.1 years	5.5 to 6.1 years	5.5 to 6.2 years
Volatility	65.98% - 70.63%	62.51% - 64.67%	59.74% - 60.88%

        The assumptions used in determining the fair value of stock-based awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the stock-based award. The expected term of options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. Because there had been no public market for our common stock prior to our initial public offering, we believe that we have insufficient data from our limited public trading history to appropriately utilize company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on that of publicly traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly traded stock price. Also, ASC 718 requires that we recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options upon the adoption of ASC 718 based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

        The following table summarizes by grant date the number of shares of common stock subject to stock options granted during the year ended December 31, 2011, the per share exercise price of those options and the per share estimated fair value of those options on each grant date:

Grant Date	Number of Shares Subject to Options Granted	Per Share Exercise Price of Options(1)	Per Share Estimated Fair Value of Options(2)
January 28, 2011	1,684,741	$5.99	$3.45
April 1, 2011	132,267	7.01	4.05
April 27, 2011	26,240	7.26	4.17
July 11, 2011	134,866	10.00	5.66
October 25, 2011	83,263	12.56	6.98

(1)
The Per Share Exercise Price of Options column represents the determination by our board of directors of the market value of our common stock on the date of grant, which was determined prior to our initial public offering by taking into account our most recently available valuation of our common stock and which has been determined since our initial public offering by reference to the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant.

(2)
The Per Share Estimated Fair Value of Options column was estimated for the date of grant using the Black-Scholes valuation model. This model estimates the fair value by applying a series of factors, including the exercise price of the option, a risk free interest rate, the expected term of the option, expected share price volatility of the underlying common stock and expected dividends on the underlying common stock.

        Our board of directors engaged Shasta Partners, LLC, or Shasta, an independent valuation specialist, to prepare third-party valuations of our common stock as of January 28, 2011, April 1, 2011 and April 27, 2011 in connection with our stock option grants. We believe that the valuation methodologies used in Shasta's contemporaneous valuations are reasonable and consistent with the AICPA Technical Practice Aid, "Valuation of Privately-Held-Company Equity Securities Issued as Compensation," which we refer to as the AICPA Practice Aid.

January 28, 2011 valuation

        In January 2011, we engaged Shasta to prepare a fair market valuation of our common stock as of January 28, 2011. Shasta used the probability-weighted expected return method, which we refer to as the PWER method, as outlined in the AICPA Practice Aid, as it had for previous valuations of our company. Under the PWER method, shares of preferred stock and common stock are valued separately based on the probability-weighted average expected future returns, considering various future outcomes of our operations and liquidity events. Shasta analyzed this in two scenarios: a Continuing Operations Scenario and an IPO Scenario, and the results of these two scenarios were weighted to arrive at the final valuation, as described further below.

        Under the Continuing Operations Scenario, Shasta considered three different approaches to determine fair value and then applied a weighting to each approach to determine its estimate of fair value. The three approaches were the market approach, income approach and company-specific approach, each of which is discussed in more detail below.

        The market approach deployed by Shasta was based on comparable public company analysis, as well as analysis of comparable merger and acquisition transactions. Shasta researched a set of 17 public companies that it deemed to be comparable, which were the same companies Shasta researched as part of a comparable public company analysis for its previous December 31, 2010 valuation of our company, and, based on a review of their collective financial information, derived several different multiples of total enterprise value to revenue of this group of companies, and applied those ratios to our revenue to create an estimate of total enterprise value based on the comparable public companies. Additionally, Shasta analyzed 56 then-recently announced acquisitions of comparable companies, which were the same acquisitions that Shasta researched in analyzing comparable acquisition transactions for its December 31, 2010 valuation, to calculate acquisition multiples and applied those ratios to our revenue to create an estimate of total enterprise value based on the comparable acquisition transactions. The market approach was given a 75% weighting in the final determination of enterprise value for the Continuing Operations Scenario.

        The income approach was based on a discounted cash flow analysis, using a five-year model of future cash flows based on our financial projections at the time and an assumed terminal value at the end of the fifth year. The projected cash flow was discounted to present value using a discount rate of approximately 20%, with the discount rate based on the typical average rates of return required for venture capital investors for private companies at a similar stage of development to us. The income approach was given a 20% weighting in the final determination of enterprise value for the Continuing Operations Scenario.

        The company-specific approach was based on the valuation of our company at our most recent equity financing event, which was the sale of series F redeemable convertible preferred stock in July 2008 at a post-money valuation of $114.9 million. The company-specific approach was given a 5% weighting in the final determination of enterprise value for the Continuing Operations Scenario.

        The results of these approaches were weighted as indicated above to determine the estimated enterprise value of our company as of January 28, 2011 under the Continuing Operations Scenario. From that, our net debt was subtracted, and the fair value of the preferred stock was estimated by analyzing the liquidation preferences applicable to the preferred stockholders. The remaining value was then allocated to the common stock and, from that value, a lack of marketability discount of approximately 15% was applied, resulting in a value of approximately $5.39 per share as January 28, 2011 under the Continuing Operations Scenario.

        Under the IPO Scenario, Shasta assumed a range of valuations for our company based on our projected revenues for 2011 using prevailing market multiples at that time. Shasta subtracted from this an initial public offering discount which was estimated at 15%, and deducted the value of our indebtedness (net of cash). Shasta then attributed value to the initial public offering investors and existing preferred and common stockholders, and divided the value attributable to our existing preferred and common stockholders by the number of fully diluted common share equivalents outstanding as of the valuation date to arrive at an implied price per common share. Shasta averaged the results of the range of valuations for our company based on our projected revenues, which resulted in a valuation under the IPO Scenario of approximately $6.59 per share as of January 28, 2011.

        The results of the Continuing Operations Scenario and the IPO Scenario were weighted equally, resulting in a value of approximately $5.99 per share as of January 28, 2011.

  Stock option grants on January 28, 2011

        Our board of directors granted stock options on January 28, 2011, with each option having an exercise price of $5.99 per share. In line with the AICPA Practice Aid, our board referenced Shasta's contemporaneous January 28, 2011 valuation and, following a review of then-current market conditions and our then-current business metrics, used the value determined by Shasta as of January 28, 2011 of $5.99 as the estimated fair value of our common stock.

April 1, 2011 valuation

        In March through April of 2011, we engaged Shasta to update its fair market valuation of our common stock as of April 1, 2011. Shasta used the PWER method, as outlined in the AICPA Practice Aid, as it had for its January 28, 2011 valuation. Under the PWER method, shares of preferred stock and common stock are valued separately based on the probability-weighted average expected future returns, considering various future outcomes of our operations and liquidity events. Shasta analyzed this in two scenarios: a Continuing Operations Scenario and an IPO Scenario, and the results of these two scenarios were weighted to arrive at the final valuation, as described further below.

        Under the Continuing Operations Scenario, Shasta considered the same three different approaches to determine fair value as used in the January 28, 2011 valuation and then applied a weighting to each approach to determine its estimate of fair value. The three approaches were the market approach, income approach and company-specific approach, each of which is discussed in more detail below.

        The market approach deployed by Shasta was based on comparable public company analysis, as well as analysis of comparable merger and acquisition transactions. Shasta researched a set of 17 public companies that it deemed to be comparable, which were the same companies Shasta researched for its comparable public company analysis for its January 28, 2011 valuation, and, based on a review of their collective financial information, derived several different multiples of total enterprise value to revenue of this group of companies, and applied those ratios to our revenue to create an estimate of total enterprise value based on the comparable public companies. Additionally, Shasta analyzed 62 then-recently announced acquisitions of comparable companies, to calculate acquisition multiples and applied those ratios to our revenue and EBITDA to create an estimate of total enterprise value based on the comparable acquisition transactions. The market approach was given a 75% weighting in the final determination of enterprise value for the Continuing Operations Scenario.

        The income approach was based on a discounted cash flow analysis, using a five-year model of future cash flows based on our financial projections at the time and an assumed terminal value at the end of the fifth year. The projected cash flow was discounted to present value using a discount rate of approximately 20%, with the discount rate based on the typical average rates of return required for venture capital investors for private companies at a similar stage of development to us. The income approach, which yielded a higher estimate of total enterprise value than the same approach as of January 28, 2011, was given a 20% weighting in the final determination of enterprise value for the Continuing Operations Scenario. The increase from the estimate of total enterprise value equal determined under the income approach as of January 28, 2011 was primarily due to an increase in our projected future cash flows as a result of our improved financial results and anticipated future cash flows resulting from our Telwares acquisition, which we had completed on March 16, 2011.

        The company-specific approach was based on the valuation of our company at our most recent equity financing event, which was the sale of series F redeemable convertible preferred stock in July 2008 at a post-money valuation of $114.9 million. The company-specific approach was given a 5% weighting in the final determination of enterprise value for the Continuing Operations Scenario.

        The results of these approaches were weighted as indicated above to determine the estimated enterprise value of our company as of April 1, 2011 under the Continuing Operations Scenario. From that, our net debt was subtracted, and the fair value of the preferred stock was estimated by analyzing the liquidation preferences applicable to the preferred stockholders. The remaining value was then allocated to the common stock and, from that value, a lack of marketability discount of approximately 15% was applied, resulting in a fair value of approximately $6.06 per share as April 1, 2011 under the Continuing Operations Scenario.

        Under the IPO Scenario, Shasta assumed a range of valuations for our company based on our projected revenues for 2011 using prevailing market multiples at that time. Shasta subtracted from this an initial public offering discount which was estimated at 15%, and deducted the value of our indebtedness (net of cash). Shasta then attributed value to the initial public offering investors and existing preferred and common stockholders, and divided the value attributable to our existing preferred and common stockholders by the number of fully-diluted common share equivalents outstanding as of the valuation date to arrive at an implied price per common share. Shasta averaged the results of the range of valuations for our company based on our projected revenues, which resulted in a valuation under the IPO Scenario of approximately $7.99 per share as of April 1, 2011. The valuation determined by Shasta under the IPO Scenario as of April 1, 2011 was higher than the valuation determined by Shasta under the IPO Scenario as of January 28, 2011 primarily because of the increase in our estimated enterprise value and the utilization of higher multiples.

        The results of the Continuing Operations Scenario and the IPO Scenario were weighted equally, resulting in a value of approximately $7.01 per share as of April 1, 2011 compared to a value of approximately $5.99 per share as of January 28, 2011. In light of the increased strength in the public markets during the first quarter of 2011 and our intention to complete our initial public offering during the second quarter of 2011, our board of directors determined that this increase in the estimated fair value of our common stock as compared to January 28, 2011 was appropriate.

  Stock option grants on April 1, 2011

        Our board of directors granted stock options on April 1, 2011, with each option having an exercise price of $7.01 per share. In line with the AICPA Practice Aid, our board referenced Shasta's contemporaneous April 1, 2011 valuation and, following a review of then-current market conditions and our then-current business metrics, used the value determined by Shasta as of April 1, 2011 of $7.01 as the estimated fair value of our common stock.

April 27, 2011 valuation

        In April 2011, we engaged Shasta to update its fair market valuation of our common stock as of April 27, 2011. Shasta used the PWER method, as outlined in the AICPA Practice Aid, as it had for its April 1, 2011 valuation. Under the PWER method, shares of preferred stock and common stock are valued separately based on the probability-weighted average expected future returns, considering various future outcomes of our operations and liquidity events. Shasta analyzed this in two scenarios: a Continuing Operations Scenario and an IPO Scenario, and the results of these two scenarios were weighted to arrive at the final valuation, as described further below.

        Under the Continuing Operations Scenario, Shasta considered the same three different approaches to determine fair value as used in the April 1, 2011 valuation and then applied a weighting to each approach to determine its estimate of fair value. The three approaches were the market approach, income approach and company-specific approach, each of which is discussed in more detail below.

        The market approach deployed by Shasta was based on an analysis of comparable public companies and comparable merger and acquisition transactions. Shasta researched a set of 17 public companies that it deemed to be comparable, which were the same companies Shasta researched for its comparable public company analysis for its April 1, 2011 valuation, and, based on a review of their collective financial information, derived several different multiples of total enterprise value to revenue of this group of companies, and applied those ratios to our revenue to create an estimate of total enterprise value based on the comparable public companies. Additionally, Shasta analyzed 62 then-recently announced acquisitions of comparable companies, to calculate acquisition multiples and applied those ratios to our revenue and EBITDA to create an estimate of total enterprise value based on the comparable acquisition transactions equal to $190.4 million as of April 27, 2011. The market approach was given a 75% weighting in the final determination of enterprise value for the Continuing Operations Scenario.

        The income approach was based on a discounted cash flow analysis, using a five-year model of future cash flows based on our financial projections at the time and an assumed terminal value at the end of the fifth year. The projected cash flow was discounted to present value using a discount rate of approximately 20%, with the discount rate based on the typical average rates of return required for venture capital investors for private companies at a similar stage of development to us. The income approach was given a 20% weighting in the final determination of enterprise value for the Continuing Operations Scenario. The estimate of total enterprise value equal determined under the income approach as of April 27, 2011 was unchanged from April 1, 2011.

        The company-specific approach was based on the valuation of our company at our most recent equity financing event, which was the sale of series F redeemable convertible preferred stock in July 2008. The company-specific approach was given a 5% weighting in the final determination of enterprise value for the Continuing Operations Scenario.

        The results of these approaches were weighted as indicated above to determine the estimated enterprise value of our company as of April 27, 2011 under the Continuing Operations Scenario. From that, our net debt was subtracted, and the fair value of the preferred stock was estimated by analyzing the liquidation preferences applicable to the preferred stockholders. The remaining value was then allocated to the common stock and, from that value, a lack of marketability discount of approximately 15% was applied, resulting in a value of approximately $5.56 per share as April 27, 2011 under the Continuing Operations Scenario.

        Under the IPO Scenario, Shasta assumed a range of valuations for our company based on our projected revenues for 2011 using prevailing market multiples at that time. Shasta subtracted from this an initial public offering discount which was estimated at 15%, and deducted the value of our indebtedness (net of cash). Shasta then attributed value to the initial public offering investors and existing preferred and common stockholders, and divided the value attributable to our existing preferred and common stockholders by the number of fully-diluted common share equivalents outstanding as of the valuation date to arrive at an implied price per common share. Shasta averaged the results of the range of valuations for our company based on our projected revenues, which resulted in a valuation under the IPO Scenario of approximately $7.99 per share as of April 27, 2011. The valuation determined by Shasta under the IPO Scenario as of April 27, 2011 was unchanged from April 1, 2011.

        Because of the increased likelihood that we would be able to complete our initial public offering during the second quarter of 2011, the results of the Continuing Operations Scenario and the IPO Scenario were not weighted equally, as previously done, and instead were weighted 30% for the Continuing Operations Scenario and 70% for the IPO Scenario, resulting in a value of approximately $7.26 per share as of April 27, 2011 compared to a value of approximately $7.01 per share as of April 1, 2011. In light of the continuing strength in the public markets and our intention to complete our initial public offering during the summer of 2011, our board of directors believed that this increase in the estimated fair value of our common stock as compared to April 1, 2011 was appropriate.

  Stock option grants on April 27, 2011

        Our board of directors granted stock options on April 27, 2011, with each option having an exercise price of $7.26 per share. In line with the AICPA Practice Aid, our board referenced Shasta's contemporaneous April 27, 2011 valuation and, following a review of then-current market conditions and our then-current business metrics, used the value determined by Shasta as of April 27, 2011 of $7.26 as the estimated fair value of our common stock.

        On July 11, 2011, we and the underwriters for our initial public offering determined an estimated price range for such offering of $9.00 to $11.00 per share. The midpoint of the price range, $10.00, was an increase of $2.74, or approximately 38%, as compared to our board of directors' determination of fair value per common share on April 27, 2011 of $7.26; the $9.00 low end of the price range was an increase of $1.74. The increase from the April 27, 2011 valuation was primarily the result of the following factors:

  •
  Our and the underwriters' perceptions of significantly increased optimism regarding the market for initial public offerings as well as our and the underwriters' increased expectations that we would complete our initial public offering in the summer of 2011. For example, the number of initial public offerings in the United States increased from 25 in the first quarter of 2011 to 45 in the second quarter, and the number of offerings by technology issuers more than doubled, from 7 in the first quarter of 2011 to 18 in the second quarter, including several initial public offerings that performed extremely well in the aftermarket.

  •
  Under the IPO Scenario used by Shasta in its April 27, 2011 valuation, Shasta assumed a range of valuations for our company based on our projected revenues for 2011. In contrast, the valuation methodologies used in determining the estimated price range for our initial public offering were based on our projected financial results over the period of 2011 to 2012. In addition, as the result of differences in the identities of the comparable public companies identified by Shasta and the underwriters, Shasta used a lower revenue multiple under the IPO Scenario than was used in determining the estimated price range for our initial public offering.

        Under the methodology applied by the board, the board gave a 30% chance that the Company would not go forward with the IPO Scenario used by Shasta in its April 27, 2011 valuation. The Continuing Operations Scenario used by Shasta in its April 27, 2011 valuation generated a lower number than the IPO Scenario, in part because the company-specific approach of the Continuing Operations Scenario considered the valuation of our company at our most recent equity financing event, which was the sale of series F redeemable convertible preferred stock in July 2008. The valuation in our series F financing was not considered as part of the valuation methodologies used in determining the estimated price range for our initial public offering because we and the underwriters did not consider it relevant to the valuation of our company in the public marketplace.

  Stock option grant on July 11, 2011

        Our board of directors granted a stock option on July 11, 2011 at an exercise price of $10.00, the midpoint of the estimated price range for our initial public offering determined by us and the underwriters on that date, which our board determined to be the estimated fair value of our common stock on the date of grant.

        Since our initial public offering, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

        Common Stock Warrant.    We accounted for the shares of common stock issuable upon exercise of a warrant that we issued to IBM in accordance with ASC 505, Equity-Based Payments to Non-Employee. We issued the warrant to IBM in connection with the entry into a five-year strategic relationship agreement. Under the terms of the agreement, certain shares of common stock underlying the warrant vested at the time the agreement was signed, which we valued using the Black-Scholes valuation model at the time of the signing of the agreement and recorded the amount to equity and to intangible assets. Additional shares of common stock underlying the warrant will vest based on the achievement of specified contractual billing thresholds over a three-year period. In June 2011, we amended the terms of the warrant to change the number of shares that are subject to vesting and the thresholds for achieving vesting. Under the terms of the amendment, certain shares of common stock underlying the warrant vested at the time the amendment was signed. These shares were valued using the Black-Scholes valuation model based on inputs as of the time of the signing of the amendment. Additional shares of common stock underlying the warrant will vest based on the achievement of specified contractual annual recurring revenue thresholds over a period from June 8, 2011 to June 30, 2012. We will evaluate on a quarterly basis the probability of IBM vesting in any additional warrant shares and to the extent we deem it probable that additional shares will vest, we will record the fair value of the additional shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each quarter thereafter until such time as those warrants shares are actually earned and vest. In the first quarter of 2010, we began to amortize the asset, with the related charge recorded as contra-revenue. The related charge to revenue was in proportion to expected revenue from the agreement.

        Preferred Stock Warrants.    In connection with our acquisition of Traq and various financing arrangements, we issued warrants to purchase redeemable convertible preferred stock. In accordance with ASC 480, Distinguishing Liabilities from Equity, we classified these warrants as a liability on our consolidated balance sheet, and each reporting period the carrying value of the warrants was adjusted to its then-current fair value, with any resulting gain or loss reflected in the consolidated statement of operations as a component of "(Increase) decrease in fair value of warrants for redeemable convertible preferred stock". As a result of our initial public offering, all warrants to purchase redeemable convertible preferred stock became exercisable for shares of common stock.

        Income Taxes.    We are subject to income taxes in the United States, and we use estimates in determining our income tax provisions. We account for income taxes in accordance with ASC 740, Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under ASC 740, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

        We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2011, we had a full valuation allowance against substantially all our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

        Effective January 1, 2009, we adopted ASC 740, Accounting for Uncertainty in Income Taxes. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities.

        We assess all material positions taken in any income tax return, including all significant uncertain positions, in all tax years that are still subject to assessment or challenge by relevant taxing authorities. Assessing an uncertain tax position begins with the initial determination of the position's sustainability and is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. As of each balance sheet date, unresolved uncertain tax positions must be reassessed, and we will determine whether (i) the factors underlying the sustainability assertion have changed and (ii) the amount of the recognized tax benefit is still appropriate. The recognition and measurement of tax benefits requires significant judgment. Judgments concerning the recognition and measurement of a tax benefit might change as new information becomes available.

        Allowances for Bad Debt.    We estimate and record allowances for potential bad debts and customer credits based on factors such as the write-off percentages, the current business environment and known concerns within our accounts receivable balances.

        The allowance for bad debts is our estimate of bad debt expense that could result from the inability or refusal of our customers to pay for our services. Additions to the estimated allowance for bad debts are recorded as an increase in general and administrative expense and are based on factors such as historical write-off percentages, the current business environment and the known concerns within the current aging of accounts receivable. Reductions in the estimated allowance for bad debts due to subsequent cash recoveries are recorded as a decrease in general and administrative expenses. As specific bad debts are identified, they are written-off against the previously established estimated allowance for bad debts and have no impact on operating expenses. This allowance also includes our estimate of adjustments for services that do not meet our customers' requirements. Additions to the estimated allowance for customer credits are recorded as a reduction in revenue and are based on a customer by customer basis of known concerns within the current aging. Reductions in the estimated allowance for customer credits are recorded as an increase in revenue. As specific customer credits are identified, they are written-off against the previously established estimated allowance for customer credits and have no impact on revenue.

        If there is a decline in the general economic environment that negatively affects the financial condition of our customers or an increase in the number of customers that are dissatisfied with our software or services, additional estimated allowances for bad debts and customer credits may be required and the impact on our consolidated financial statements could be material.

Results of Operations

        The following table sets forth selected statements of operations data for the periods indicated. These results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Years Ended December 31,
	2009	2010	2011
	(dollars in thousands)
Statement of Operations Data:
Revenue:
Recurring technology and services	$46,005	$57,703	$93,671
Strategic consulting, software licenses and other	9,912	10,771	11,270

Total revenue	55,917	68,474	104,941

Cost of revenue:
Recurring technology and services	20,538	26,349	44,814
Strategic consulting, software licenses and other	4,360	3,874	5,165

Total cost of revenue(1)	24,898	30,223	49,979

Gross profit	31,019	38,251	54,962
Operating expense:
Sales and marketing(1)	9,793	12,281	16,648
General and administrative(1)	9,547	11,709	17,777
Research and development(1)	8,070	9,321	11,860
Depreciation and amortization	3,537	3,529	4,551
Restructuring charge	—	—	1,549

Income from operations	72	1,411	2,577
Other income (expense), net
Interest expense	(2,224)	(2,007)	(3,047)
Interest income	46	19	45
Increase in fair value of warrants for redeemable convertible preferred stock	(184)	(884)	(1,996)
Other income	—	3	—

Loss before income tax provision	(2,290)	(1,458)	(2,421)
Income tax provision	264	294	534

Net loss	$(2,554)	$(1,752)	$(2,955)

(1)
Includes stock-based compensation as follows:

Cost of revenue	$115	$323	$669
Sales and marketing	216	425	1,201
General and administrative	329	1,032	1,934
Research and development	89	148	176

	$749	$1,928	$3,980

        The following table sets forth selected statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2009	2010	2011
Statement of Operations Data:
Revenue:
Recurring technology and services	82%	84%	89%
Strategic consulting, software licenses and other	18%	16%	11%

Total revenue	100%	100%	100%

Cost of revenue:
Recurring technology and services	37%	38%	43%
Strategic consulting, software licenses and other	8%	6%	5%

Total cost of revenue	45%	44%	48%

Gross profit	55%	56%	52%
Operating expense:
Sales and marketing	18%	18%	16%
General and administrative	17%	17%	17%
Research and development	14%	14%	11%
Depreciation and amortization	6%	5%	4%
Restructuring charge	—	—	1%

Income from operations	0%	2%	2%
Other income (expense), net
Interest expense	(4)%	(3)%	(3)%
Interest income	0%	0%	0%
Increase in fair value of warrants for redeemable convertible preferred stock	0%	(1)%	(2)%
Other income	0%	0%	0%

Loss before income tax provision	(4)%	(2)%	(2)%
Income tax provision	0%	0%	1%

Net loss	(5)%	(3)%	(3)%

Years Ended December 31, 2010 and 2011

        The following table presents our components of revenue for the periods presented:

  Revenue

	Years Ended December 31,		Change
(in thousands, except percentages)	2010	2011	$	%
Recurring technology and services	$57,703	$93,671	$35,968	62%
Strategic consulting, software licenses and other	10,771	11,270	499	5%

Total revenue	$68,474	$104,941	$36,467	53%

        The increase in recurring technology and services revenue resulted from the acquisitions of HCL, Telwares and ProfitLine, which accounted for $19.9 million of the increase, and a $16.0 million increase in customer revenue unrelated to these acquisitions, which was principally attributable to revenues from 107 new customers added between October 2010 and September 2011, in addition to increased revenues from existing customers in our fixed and mobile businesses. As of December 31, 2011, we had more than 750 end customers.

        The increase in strategic consulting, software licenses and other revenue was primarily due to increases of $1.0 million in strategic sourcing revenue (which is net of a $0.8 million increase in strategic sourcing revenue attributable to customers acquired in the HCL acquisition). These increases were partially offset by a decrease in software licenses revenue of $0.5 million.

  Cost of Revenue and Gross Profit

        The following table presents our cost of revenue and gross profit for the periods presented:

	Years Ended December 31,		Change
(in thousands, except percentages)	2010	2011	$	%
Recurring technology and services	$26,349	$44,814	$18,465	70%
Strategic consulting, software licenses and other	3,874	5,165	1,291	33%

Total cost of revenue	$30,223	$49,979	$19,756	65%

Gross profit	$38,251	$54,962	$16,711	44%

Gross margin	56%	52%

        As a percentage of recurring technology and services revenue, recurring technology and services cost of revenue increased to 48% for the year ended December 31, 2011 as compared to 46% for the prior year. This increase as a percentage of revenue was primarily due to increased costs associated with implementing new customers with revenue being recognized later and due to the HCL and Telwares acquisitions, as those businesses operate with higher cost of revenues than our other businesses. We expect gross margins on recurring technology and services to continue to be lower than in 2010 until we integrate these businesses and subsequently acquired businesses to our platform. The $18.5 million increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $12.9 million (of which $7.7 million was attributable to the HCL, Telwares and ProfitLine acquisitions), an increase of $4.1 million in outside contractor costs (of which $3.8 million was attributable to the acquisitions), and an increase of $1.3 million in travel and other infrastructure costs (of which $0.8 million was attributable to the acquisitions). The increases in personnel-related, outside contractor, travel and other infrastructure costs excluding the effects of the three acquisitions were primarily attributable to providing support for customer growth in our recurring technology and services business.

        On an absolute dollars basis, strategic consulting, software licenses and other cost of revenue for the year ended December 31, 2011 increased $1.3 million to $5.2 million as compared to $3.9 million for the same period in 2010 primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $1.0 million (of which $0.3 million was attributable to the HCL acquisition) and increased consulting costs of $0.3 million, as a result of the increase in consulting revenue and the cost of implementing new software license customers with revenue being recognized later, and $0.2 million of third party contractor costs in 2011 related to a strategic consulting engagement.

        As a percentage of revenue, gross profit decreased to 52% for the year ended December 31, 2011 from 56% for the prior year. The decrease in gross margin was primarily due to the HCL and Telwares acquisitions, as those businesses operate with lower gross margins than our other businesses. We expect gross margins to continue to be lower than the gross margins in 2010 until we integrate these businesses and subsequently acquired businesses to our platform. Gross profit increased in absolute dollars to $55.0 million for the year ended December 31, 2011 as compared to $38.3 million for the same period in 2010. The increase in gross profit in absolute dollars was primarily due to increased revenue.

  Operating Expense

        The following table presents our components of operating expense for the periods presented:

	Years Ended December 31,
	2010		2011		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Sales and marketing	$12,281	18%	$16,648	16%	$4,367	36%
General and administrative	11,709	17	17,777	17	6,068	52%
Research and development	9,321	14	11,860	11	2,539	27%
Depreciation and amortization	3,529	5	4,551	4	1,022	29%
Restructuring charge	—	—	1,549	1	1,549	*

Total operating expense	$36,840	54%	$52,385	50%	$15,545	42%

*
Not meaningful

        Sales and marketing expense.    The increase in sales and marketing expense was primarily due to increases of $4.5 million in personnel-related costs (of which $0.6 million was attributable to the HCL, Telwares and ProfitLine acquisitions), including salary and other compensation-related costs, as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.3 million in travel expense and $0.2 million in marketing expense primarily attributable to attending several trade shows in an effort to increase lead generation. These increases were partially offset by lower contractor costs of $0.8 million.

        General and administrative expense.    The increase in general and administrative expense was primarily attributable to an increase in facility, equipment and communications costs of $2.7 million (of which $1.3 million was attributable to the HCL, Telwares and ProfitLine acquisitions) and an increase in personnel-related costs, including salary and other compensation- related costs, of $2.6 million (of which $0.5 million was attributable to the acquisitions), consisting of increased employee compensation and benefits of $1.7 million and increased stock-based compensation expense of $0.9 million as a result of increased headcount. In addition, we incurred an increase in accounting fees and other professional fees of $0.2 million primarily attributable to the HCL, Telwares and ProfitLine acquisitions and operating as a public company.

        Research and development expense.    The increase in research and development expense was primarily attributable to an increase in personnel-related costs, including salary and other compensation-related costs, of $1.7 million (of which $0.8 million was attributable to the HCL, Telwares and ProfitLine acquisitions) primarily arising from increased headcount, consisting of increased employee compensation and benefits of $2.2 million partially offset by a $0.5 million increase in the allocation of technology personnel and information technology expenses to cost of revenue. In addition, we incurred a $0.8 million increase in third-party consultant expenses. The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

        Depreciation and amortization expense.    The increase in depreciation and amortization expense was due to an increase in amortization expense of $0.7 million and an increase in depreciation expense of $0.3 million. The increase in amortization expense was a result of higher intangible assets as result of the HCL, Telwares and ProfitLine acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

        Restructuring charge.    The restructuring charge recorded during the year ended December 31, 2011 was a result of consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL and Telwares acquisitions. This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. While we have started the process of subletting the office space, we do not know how long it will take to locate a subtenant or to come to terms on a sublease agreement or the terms on which we may be able to sublease the office space, which might not be favorable to us. Any differences between the estimated sublease income and the actual agreement will be recorded monthly over the then-remaining term of the original lease.

  Other Income (Expense), Net

	Years Ended December 31,		Change
(in thousands, except percentages)	2010	2011	$	%
Interest expense	$(2,007)	$(3,047)	$(1,040)	52%
Interest income	19	45	26	137%
Increase in fair value of warrants for redeemable convertible preferred stock	(884)	(1,996)	(1,112)	126%
Other income	3	—	(3)	(100)

        Interest Expense.    The increase in interest expense was due to higher average debt balances, increased amortization of debt discounts as a result of the debt related to the HCL, Telwares and ProfitLine acquisitions and loan prepayment fees.

        Interest Income.    The increase in interest income was primarily as a result of higher average cash balances due to holding the net proceeds from our initial public offering in interest bearing bank accounts.

        Increase in fair value of warrants to purchase redeemable convertible preferred stock.    The net increase in the fair value of warrants to purchase redeemable convertible preferred stock for the year ended December 31, 2011 was $2.0 million as compared to a $0.9 million increase in the fair value of warrants for the year ended December 31, 2010. The increase was the result of a larger increase in the fair value of the underlying shares of preferred stock during the year ended December 31, 2011 as compared to the year ended December 31, 2010. Upon completion of our initial public offering in August 2011, all warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock.

        Income tax provision.    Our income tax provision increased $0.2 million to $0.5 million for the year ended December 31, 2011 as compared to $0.3 million for the year ended December 31, 2010. The increase was due to increases in state income taxes as a result of increased state taxable income and an increase in our deferred income taxes related to our acquisitions of HCL and Telwares.

Years Ended December 31, 2009 and 2010

        The following table presents our components of revenue for the periods presented:

  Revenue

	Years Ended December 31,		Change
(in thousands, except percentages)	2009	2010	$	%
Recurring technology and services	$46,005	$57,703	$11,698	25%
Strategic consulting, software licenses and other	9,912	10,771	859	9%

Total revenue	$55,917	$68,474	$12,557	22%

        The increase in recurring technology and services revenue was primarily related to a $11.7 million increase in customer revenue, principally attributable to adding 99 new customers during the year ended December 31, 2010, as well as increased revenues from our existing customers in our fixed and mobile businesses. As of December 31, 2010, we had more than 495 end customers.

        The increase in strategic consulting, software licenses and other revenue was primarily due to growth in consulting services revenue of $978,000, software license fees of $327,000, activation fees of $265,000 and other revenue of $118,000, partially offset by a decrease in strategic sourcing revenue of $712,000.

  Cost of Revenue and Gross Profit

        The following table presents our cost of revenue and gross profit for the periods presented:

	Years Ended December 31,		Change
(in thousands, except percentages)	2009	2010	$	%
Recurring technology and services	$20,538	$26,349	$5,811	28%
Strategic consulting, software licenses and other	4,360	3,874	(486)	(11)%

Total cost of revenue	$24,898	$30,223	$5,325	21%

Gross profit	$31,019	$38,251	$7,232	23%

Gross margin	55%	56%

        As a percentage of recurring technology and services revenue, recurring technology and services cost of revenue increased to 46% for 2010 as compared to 45% for 2009. This increase as a percentage of revenue was primarily due to increased costs associated with implementing new customers with the associated revenue being recognized later. The $5.8 million increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs of $5.5 million, an increase in travel-related costs of $245,000 and an increase in other infrastructure costs of $290,000, partially offset by lower hosting costs of $225,000. The increase in personnel-related costs and travel-related costs was directly attributable to supporting customer growth in our existing recurring technology and services business. The decrease in hosting costs was directly attributable to the consolidation of multiple hosting facilities.

        As a percentage of strategic consulting, software licenses and other revenue, strategic consulting, software licenses and other cost of revenue decreased to 36%, or by $486,000, for 2010 as compared to 44% for 2009. This decrease as a percentage of revenue was primarily due to increased software license fee and activation fee revenue with no incremental cost increase as a result of these costs being relatively fixed. The decrease in absolute dollars for 2010 as compared to 2009 was primarily due to a decrease in strategic sourcing personnel-related costs, including salary and other compensation-related costs of $543,000. This decrease was primarily due to audit personnel being transferred to recurring technology and service roles as a result of a decrease in audit revenue.

        Gross profit increased to $38.3 million, or 56%, for 2010 as compared to $31.0 million, or 55%, for 2009, primarily due to increased revenue.

  Operating Expense

        The following table presents our components of operating expense for the periods presented:

	Years Ended December 31,
	2009		2010		Change
(in thousands, except percentages)	Amount	% of Revenue	Amount	% of Revenue	$	%
Sales and marketing	$9,793	18%	$12,281	18%	$2,488	25%
General and administrative	9,547	17	11,709	17	2,162	23%
Research and development	8,070	14	9,321	14	1,251	16%
Depreciation and amortization	3,537	6	3,529	5	(8)	0%

Total operating expense	$30,947	55%	$36,840	54%	$5,893	19%

        Sales and marketing expense.    The increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs of $1.7 million, as we increased the number of direct and indirect sales force employees to accommodate the growth in sales opportunities and an increase in contractor costs of $706,000, which was primarily attributable to charges pursuant to an agreement with a strategic partner, and an increase in trade show costs of $134,000, slightly offset by lower lead generation fees of $151,000, as we are developing leads internally as opposed to contracting with an outside firm.

        General and administrative expense.    The increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs of $1.6 million attributable to increased general and administrative employees to support our overall growth, higher facility, communications and equipment costs of $283,000 and an increase in professional fees, including legal and accounting fees of $238,000.

        Research and development expense.    The increase in absolute dollars was primarily due to higher personnel-related costs, including salary and other compensation-related costs of $1.1 million, and increased outside contractor costs of $64,000. The higher costs were part of an initiative to enhance the functionality of our products and to further document the current processes and improve our ability to scale to increased demand.

        Depreciation and amortization expense.    Depreciation and amortization expense for 2010 was comparable to depreciation and amortization expense for 2009.

  Other Income (Expense), Net

	Years Ended December 31,		Change
(in thousands, except percentages)	2009	2010	$	%
Interest expense	$(2,224)	$(2,007)	$217	(10)%
Interest income	46	19	(27)	(59)%
Increase in fair value of warrants for redeemable convertible preferred stock	(184)	(884)	(700)	380%
Other income	—	3	3	*

*
Not meaningful

        Interest expense.    The decrease in interest expense was primarily due to a decrease in average debt balance in 2010.

        Interest income.    The decrease in interest income was the result of the repayment in April 2010 of a promissory note previously issued to us by one of our executive officers upon that executive's payment in full of all amounts outstanding under the note.

        Increase in fair value of warrants to purchase redeemable convertible preferred stock.    The net increase in the fair value of warrants to purchase redeemable convertible preferred stock for 2010 was $884,000, an increase of $0.77 (equivalent to $2.71 per common share on a post-split, as-converted basis) per warrant over the net increase in the fair value of warrants to purchase redeemable convertible preferred stock for 2009. The increase was primarily due to the increase in the value of the underlying shares of preferred stock. Upon the completion of our initial public offering, all warrants to purchase redeemable convertible preferred stock were converted to warrants to purchase common stock.

  Income Tax Provision

        Our income tax provision increased to $294,000 in 2010 due primarily to our incurring the federal Alternative Minimum Tax during 2010 as a result of using a portion of our net operating loss carryforwards to offset taxable income. We expect to continue to incur the federal Alternative Minimum Tax in future years until we have exhausted our available net operating loss carryforwards.

Liquidity and Capital Resources

  Sources of Liquidity

        Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans and revolving credit facilities. In addition, in August 2011 we raised approximately $66.0 million in net proceeds through an initial public offering of our common stock. As of December 31, 2011, we had cash and cash equivalents of $43.4 million and accounts receivable of $25.3 million and amounts due under various debt arrangements and capital leases of $16.2 million.

        On March 28, 2012, we commenced a registered public offering of our common stock under a registration statement (File No. 333-180044) filed with and declared effective by the Securities and Exchange Commission, pursuant to which we are issuing and selling 2,200,000 shares of our common stock and certain of our stockholders are selling 5,800,000 shares of our common stock (plus up to 1,200,000 additional shares pursuant to an option granted by the selling stockholders to the underwriters of the offering). We estimate that approximately $37.9 million of net proceeds would be payable to us upon the closing of the offering.

        We believe that our existing cash and cash equivalents and cash flow from operating activities, exclusive of any net proceeds from the offering described in the preceding paragraph, will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of, or investments in, businesses, services or technologies. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

        The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of December 31,
(dollars in thousands)	2009	2010	2011
Cash and cash equivalents	$6,163	$5,913	$43,407

	Years Ended December 31,
(dollars in thousands)	2009	2010	2011
Net cash provided by operating activities	$2,431	$3,400	$10,147
Net cash used in investing activities	(730)	(367)	(23,047)
Net cash (used in) provided by financing activities	(2,092)	(3,283)	50,394

Net (decrease) increase in cash and cash equivalents	$(391)	$(250)	$37,494

  Cash Flows from Operating Activities

        Operating activities provided $10.1 million of net cash during the year ended December 31, 2011. We incurred a net loss of $3.0 million for the year ended December 31, 2011 that was offset by a $3.1 million increase in accounts payable and a $1.2 million increase in deferred revenue, which was attributable primarily to increased sales of our software products and related services, and non-cash charges of depreciation and amortization of $4.6 million, stock-based compensation of $4.0 million, an increase in fair value of warrants for redeemable convertible preferred stock of $2.0 million, restructuring charge of $1.5 million and amortization of debt discount of $1.3 million. Cash provided by operating activities was adversely impacted by a $4.4 million increase in accounts receivable during the year ended December 31, 2011.

        Operating activities provided $3.4 million of net cash during the year ended December 31, 2010. We incurred a net loss of $1.8 million for the year ended December 31, 2010 that was offset by a $2.3 million increase in deferred revenue, which was attributable primarily to increased sales of our software products and related services, and non-cash charges of depreciation and amortization of $3.5 million, stock-based compensation of $1.9 million and an increase in fair value of warrants for redeemable convertible preferred stock of $884,000. Cash provided by operating activities was adversely impacted by a $3.0 million increase in accounts receivable during the year ended December 31, 2010.

        Operating activities provided $2.4 million of net cash during the year ended December 31, 2009. We incurred a net loss of $2.6 million for the year ended December 31, 2009 that was offset by a $882,000 increase in deferred revenue, which was attributable primarily to increased sales of our software products and related services and non-cash charges of depreciation and amortization of $3.5 million and stock-based compensation of $749,000. Changes in the remaining asset and liability accounts used $384,000 of net cash during the year ended December 31, 2009.

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $23.0 million during the year ended December 31, 2011 and consisted of $22.2 million paid in connection with the HCL, Telwares and ProfitLine acquisitions, net of cash received, and capital expenditures of $0.9 million primarily related to the purchase of computer equipment and software.

        Cash used in investing activities totaled $367,000 during the year ended December 31, 2010 and consisted solely of cash paid for capital expenditures primarily related to the purchase of computer equipment and software.

        Cash used in investing activities totaled $730,000 during the year ended December 31, 2009 and consisted primarily of capital expenditures of $660,000 primarily related to the purchase of computer equipment.

  Cash Flows from Financing Activities

        Cash flows provided by financing activities totaled $50.4 million during the year ended December 31, 2011 primarily due to $67.0 million of net proceeds from our initial public offering, net of underwriting discounts and commissions and offering costs, and $1.6 million in proceeds from the exercise of stock options and stock warrants. Cash provided by financing activities was adversely impacted by net repayments under our credit facilities of $18.0 million.

        Cash flows used in financing activities totaled $3.3 million during the year ended December 31, 2010 primarily consisting of principal payments under our credit and subordinated debt facilities, capital lease obligations and the payment of $1.0 million of debt related to our acquisition of InterNoded in 2008.

        Cash flows used in financing activities totaled $2.1 million during the year ended December 31, 2009 primarily consisting of $895,000 of debt paid in connection with an acquisition, principal payments under our credit facility, settlement liability and capital lease obligations of $780,000 and a $408,000 payment to repurchase securities as part of a litigation settlement.

Contractual Obligations

        The following table summarizes our material contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
Contractual Obligations (dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years
Operating lease obligations	$22,277	$5,891	$14,948	$1,438
Capital lease and other obligations	1,443	852	591	—
Interest on capital lease obligations	113	77	36	—
ProfitLine deferred purchase price	8,682	4,244	4,438	—
HCL contingent consideration	3,731	1,696	2,035	—
Telwares deferred purchase price	2,338	1,112	1,226

Total	$38,584	$13,872	$23,274	$1,438

  •
  Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office space as well as certain equipment.

  •
  Capital lease and other obligations include minimum lease obligations with remaining terms in excess of one year related to computer hardware and software.

  •
  ProfitLine deferred purchase price includes installments of $4.5 million payable on December 19, 2012 and June 19, 2013.

  •
  HCL contingent consideration includes payments following the first and second anniversary of the HCL closing date of January 25, 2011.

  •
  Telwares deferred purchase price includes installments of $1.25 million payable on March 16, 2012 and 2013.

  •
  This table does not include payment obligations related to our 2012 acquisitions.

Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

        In October 2009, the FASB issued Accounting Standards Update, or ASU, 2009-13, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011 and the adoption of ASU 2009-13 did not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and the adoption of ASU 2009-14 has not had a material impact on our consolidated financial statements.

        In September 2006 and February 2009, the FASB issued guidelines under ASC 820, Fair Value Measurements, related to fair value measurements that define fair value, to establish a framework in GAAP for measuring fair value and to expand disclosures about fair value measurements. The guidelines do not increase the use of fair value measurement and only apply when other guidelines require or permit the fair value measurement of assets and liabilities. The implementation of the guidelines for financial assets and financial liabilities did not have a material impact on our consolidated financial statements.

        ASC 820 also establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs that are observable for an asset or liability, either directly or indirectly, through corroboration with observable market data; and Level 3 inputs are unobservable inputs based on a reporting entity's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        In December 2010, the FASB issued ASU 2010-29, which amends ASC 805, Business Combinations, relating to the disclosure of supplementary pro forma information for business combinations. ASU 2010-29 is applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 has not had a material impact on our consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, which amends the accounting guidance on goodwill impairment testing. This update was intended to reduce complexity and costs by allowing a company the option to make a qualitative evaluation about the likelihood of a goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update also expanded upon the examples of events and circumstances provided by previous guidance that a company should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update has not had a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in interest rates as well as, to a lesser extent, inflation. We may also face exchange rate risk in the future, as we expand our business internationally.

  Interest Rate Risk

        At December 31, 2011, we had unrestricted cash and cash equivalents totaling $40.3 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Item 8.    Financial Statements and Supplementary Data

TANGOE, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Tangoe, Inc.
Orange, Connecticut

        We have audited the accompanying consolidated balance sheets of Tangoe, Inc. (the Company) as of December 31, 2010 and 2011 and the related consolidated statements of operations, comprehensive loss, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2010 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

New York, NY
March 12, 2012

TANGOE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,
	2010	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,913	$43,407
Accounts receivable, less allowances of $245 and $102, respectively	14,295	25,311
Prepaid expenses and other current assets	1,395	2,503

Total current assets	21,603	71,221
COMPUTERS, FURNITURE AND EQUIPMENT—NET	1,795	3,334
OTHER ASSETS:
Intangible assets—net	15,785	28,800
Goodwill	17,636	36,266
Security deposits and other non-current assets	1,925	1,241

TOTAL ASSETS	$58,744	$140,862

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,303	$6,605
Accrued expenses	3,364	7,061
Deferred revenue—current portion	8,304	9,051
Notes payable—current portion	6,345	7,904
Other current liabilities	—	1,079

Total current liabilities	21,316	31,700
OTHER LIABILITIES:
Deferred rent and other non-current liabilities	3,099	1,659
Deferred revenue—less current portion	1,788	2,624
Notes payable—less current portion	11,777	8,290
Warrants for redeemable convertible preferred stock	1,345	—

Total liabilities	39,325	44,273

REDEEMABLE CONVERTIBLE PREFERRED STOCK
par value $0.0001 per share—66,441,184 and 0 authorized as of December 31, 2010 and 2011, respectively; 65,055,472 and 0 shares issued and outstanding as of December 31, 2010 and 2011, respectively; liquidation preference of $47,339 and $0 as of December 31, 2010 and 2011, respectively	61,441	—
COMMITMENT AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' (DEFICIT) EQUITY:
Series A convertible preferred stock, par value $0.0001 per share—3,780,000 and 5,000,000 shares authorized as of December 31, 2010 and 2011, respectively; 1,928,479 and 0 shares issued and outstanding as of December 31, 2010 and 2011, respectively; liquidation preference of $482 and $0 as of December 31, 2010 and 2011, respectively	366	—
Common stock, par value $0.0001 per share—120,400,000 and 150,000,000 shares authorized as of December 31, 2010 and 2011, respectively; 4,647,731 and 33,152,592 shares issued and outstanding as of December 31, 2010 and 2011, respectively	—	3
Additional paid-in capital	7,317	142,905
Warrants for common stock	2,022	10,610
Less: notes receivable for purchase of common stock	(93)	(93)
Accumulated deficit	(51,635)	(56,795)
Accumulated other comprehensive income (loss)	1	(41)

Total stockholders' (deficit) equity	(42,022)	96,589

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$58,744	$140,862

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2009	2010	2011
Revenue:
Recurring technology and services	$46,005	$57,703	$93,671
Strategic consulting, software licenses and other	9,912	10,771	11,270

Total revenue	55,917	68,474	104,941

Cost of revenue:
Recurring technology and services	20,538	26,349	44,814
Strategic consulting, software licenses and other	4,360	3,874	5,165

Total cost of revenue	24,898	30,223	49,979

Gross profit	31,019	38,251	54,962
Operating expenses:
Sales and marketing	9,793	12,281	16,648
General and administrative	9,547	11,709	17,777
Research and development	8,070	9,321	11,860
Depreciation and amortization	3,537	3,529	4,551
Restructuring charge	—	—	1,549

Income from operations	72	1,411	2,577
Other income (expense), net:
Interest expense	(2,224)	(2,007)	(3,047)
Interest income	46	19	45
Other income	—	3	—
Increase in fair value of warrants for redeemable convertible preferred stock	(184)	(884)	(1,996)

Loss before income tax provision	(2,290)	(1,458)	(2,421)
Income tax provision	264	294	534

Net loss	(2,554)	(1,752)	(2,955)
Preferred dividends	(3,714)	(3,715)	(2,168)
Accretion of redeemable convertible preferred stock	(64)	(64)	(37)

Loss applicable to common stockholders	$(6,332)	$(5,531)	$(5,160)

Basic and diluted loss per common share	$(1.47)	$(1.26)	$(0.31)

Basic and diluted weighted average common shares outstanding	4,311	4,399	16,412

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2009, 2010 and 2011

(in thousands)

	Year Ended December 31, 2009	Year Ended December 31, 2010	Year Ended December 31, 2011
Net loss	$(2,554)	$(1,752)	$(2,955)
Foreign currency translation income (loss) adjustment	—	1	(42)

Comprehensive loss	$(2,554)	$(1,751)	$(2,997)

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

For the Years Ended December 31, 2009, 2010 and 2011

(in thousands, except share amounts)

	Series A Convertible Preferred Stock
			Common Stock				Notes Receivable for Purchase of Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Warrants		Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockhoders (Deficit) Equity
Balance December 31, 2008	1,928,479	$366	4,294,439	$—	$4,361	$345	$(784)	$(39,772)	$—	$(35,484)
Net loss	—	—	—	—	—	—	—	(2,554)	—	(2,554)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—
Issuance of shares from exercise of stock options	—	—	80,651	—	76	—	—	—	—	76
Securities repurchased as a result of litigation settlement	—	—	(53,946)	—	(89)	—	—	—	—	(89)
Issuance of stock warrants	—	—	—	—	—	1,356	—	—	—	1,356
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(3,778)	—	(3,778)
Reclassification of note receivable	—	—	—	—	—	—	691	—	—	691
Stock-based compensation—options	—	—	—	—	749	—	—		—	749

Balance December 31, 2009	1,928,479	366	4,321,144	—	5,097	1,701	(93)	(46,104)	—	(39,033)
Net loss	—	—	—	—	—	—	—	(1,752)	—	(1,752)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1	1
Issuance of shares from exercise of stock options	—	—	326,587	—	300	—	—	—	—	300
Cashless exercise of preferred warrant	—	—	—	—	(8)	—	—	—	—	(8)
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(3,779)	—	(3,779)
Incrrease in value of warrants issued	—	—	—	—	—	321	—	—	—	321
Stock-based compensation—options	—	—	—	—	1,928	—	—		—	1,928

Balance December 31, 2010	1,928,479	366	4,647,731	—	7,317	2,022	(93)	(51,635)	1	(42,022)
Net loss	—	—	—	—	—	—	—	(2,955)	—	(2,955)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(42)	(42)
Issuance of shares from exercise of stock options	—	—	1,000,702	—	1,401	—	—	—	—	1,401
Issuance of shares from exercise of stock warrants	—	—	50,196	—	192	—	—	—	—	192
Cashless exercise of preferred warrant	—	—	931,896	—	19	—	—	—	—	19
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(2,205)	—	(2,205)
Issuance of stock warrants	—	—	—	—	—	4,534	—	—	—	4,534
Conversion of preferred stock to common stock	(1,928,479)	(366)	19,022,067	2	64,015	—	—	—	—	63,651
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	4,054	—	—	—	4,054
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,500,000	1	65,981	—	—	—	—	65,982
Stock-based compensation—options	—	—	—	—	3,980	—	—		—	3,980

Balance December 31, 2011	—	$—	33,152,592	$3	$142,905	$10,610	$(93)	$(56,795)	$(41)	$96,589

        The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2009	2010	2011
Operating activities:
Net loss	$(2,554)	$(1,752)	$(2,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	192	47	1,339
Depreciation and amortization	3,537	3,529	4,551
Restructuring charge	—	—	1,549
Decrease in deferred rent liability	(380)	(493)	(58)
Amortization of marketing agreement intangible assets	—	26	92
Allowance for doubtful accounts	9	207	23
Deferred income taxes	190	190	305
Stock based compensation	749	1,928	3,980
Increase in fair value of warrants for redeemable convertible preferred stock	184	884	1,996
Non-cash expense relative to issuance of warrants to service provider	8	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(141)	(2,986)	(4,437)
Prepaid expenses and other current assets	(25)	(501)	47
Other assets	(134)	(1,182)	(381)
Accounts payable	113	172	3,054
Accrued expenses	(199)	1,079	(184)
Deferred revenue	882	2,252	1,226

Net cash provided by operating activities	2,431	3,400	10,147

Investing activities:
Purchases of computers, furniture and equipment	(660)	(367)	(853)
Cash paid in connection with acquisitions, net of cash received	(70)	—	(22,194)

Net cash used in investing activities	(730)	(367)	(23,047)

Financing activities:
Repayment of debt	(580)	(8,562)	(38,018)
Borrowings of debt	—	5,500	20,000
Payments of settlement liability	(200)	(200)	—
Payment of debt in connection with acquisition	(896)	(952)	—
Payment made to repurchase securities as a result of litigation settlement	(408)	—	—
Proceeds from initial public offering, net of issuance costs	—	—	66,989
Proceeds from warrant exercises	—	—	192
Proceeds from repayment of notes receivable	—	691	—
Deferred financing costs	(85)	(60)	(170)
Proceeds from exercise of options	77	300	1,401

Net cash (used in) provided by financing activities	(2,092)	(3,283)	50,394

Net (decrease) increase in cash and cash equivalents	(391)	(250)	37,494
Cash and cash equivalents, beginning of period	6,554	6,163	5,913

Cash and cash equivalents, end of period	$6,163	$5,913	$43,407

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, DESCRIPTION OF BUSINESS

  Nature of Operations

        Tangoe, Inc. (the "Company"), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides communications lifecycle management software and related services to a wide range of enterprises, including large and medium-sized businesses and other organizations. Communications lifecycle management encompasses the entire lifecycle of an enterprise's communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, invoice processing, expense allocation and accounting and asset decommissioning and disposal. The Company's Communications Management Platform is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. The Company's customers can also engage the Company through its client services group to manage their communications assets and services through its Communications Management Platform.

  Initial Public Offering

        In August 2011, the Company completed its initial public offering whereby it sold 7,500,000 shares of common stock at a price to the public of $10.00 per share. The Company's common stock is traded on the NASDAQ Global Market. The Company received proceeds from its initial public offering of $66.0 million, net of underwriting discounts and commissions and other offering costs of $3.8 million.

        As part of the offering, an additional 2,585,500 shares of common stock were sold by certain existing stockholders at a price to the public of $10.00 per share, including 1,315,500 shares sold by such stockholders upon the exercise of the underwriters' option to purchase additional shares. The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

        On June 15, 2011, the Company effected a 1-for-3.522 reverse stock split of its common stock. All references to common stock, common stock equivalents and per share amounts in these financial statements relating to dates prior to June 15, 2011 have been retroactively adjusted to give effect to this reverse stock split.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Consolidation and Basis of Preparation—The consolidated financial statements include the financial results of Tangoe, Inc. and its wholly owned subsidiaries Tangoe EU, B.V., Tangoe (China) Co., Ltd. and Tangoe P-L, Inc. (formerly ProfitLine, Inc.) acquired by the Company on December 19, 2011, described further in Note 4. Intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of a variable interest rate account. As of December 31, 2011, the Company had restrictions on $3.1 million of its $43.4 million of cash and cash equivalents as per the line of credit agreement.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Revenue Recognition—Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of the Company's solution to manage its customers' communications expenses. Strategic consulting, software licenses and other revenues consist of fees for perpetual software licenses, professional services, contract negotiations and bill audits.

        The Company recognizes revenue when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees, and hosting fees are recognized ratably over the term of the period of service. The subscription-based services we provide include help desk, asset procurement and provisioning, and carrier dispute resolution. Prior to 2010, as a result of limited history regarding customer renewals, implementation fees associated with recurring technology and services engagements with terms equal to or less than 36 months were recognized over 36 months and implementation fees associated with engagements with terms exceeding 36 months were recognized over the life of the contract. In 2010, due to having greater evidence regarding customer renewals, the Company believed it was appropriate to extend the estimated expected life of the customer relationship to be equal to twice the contract life calculated on a per-customer basis and to recognize implementation fees ratably over this period. This change did not have a material impact on the Company's consolidated financial statements.

        Software license fees consist of fees paid for a perpetual license agreement for the Company's technology, which are recognized in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605, Software Revenue Recognition, as amended. When contracts contain multiple elements wherein vendor specific objective evidence ("VSOE") of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the residual method prescribed by the authoritative guidance. VSOE of fair value for maintenance and support is established by a stated renewal rate included in the license arrangement or rates charged in stand-alone sales of maintenance and support. If software maintenance fees are provided for in the license fee or at a discount pursuant to a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance revenue based on the value established by independent sales of such maintenance services to customers.

        Professional services related to the implementation of the Company's software products ("Consulting Services") are generally performed on a fixed fee basis under separate service arrangements. Consulting Services revenue is recognized as the services are performed by measuring progress towards completion based upon either costs or the achievement of certain milestones. The Company also provides contract negotiation and bill audit services ("Strategic Sourcing Services") on behalf of its customers, which are generally performed on a contingency fee basis, with the Company's fees being based on a percentage of the savings the Company achieves for the customer. Revenue from Strategic Sourcing Services engagements is recognized as savings are secured for the customer, based upon the amount of savings secured multiplied by the contingency fee percentage to which the Company is entitled.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2009, 2010 and 2011, reimbursed expenses of $30,702, $148,407 and $272,100, respectively, were included in revenue.

        Software Development Costs—The Company expenses research and development costs as incurred. The Company has evaluated the establishment of technological feasibility of its products in accordance with ASC 350, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed. The Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general release is very short and, consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company charges all such costs to research and development in the period incurred.

        Computers, Furniture and Equipment—Computers, furniture and equipment are stated at historical cost. Depreciation of computers, furniture and equipment is provided for, commencing when the assets are placed in service, using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are amortized over the lease term, which is shorter than the useful lives.

        Deferred Rent—The Company has operating leases for various office spaces, some of which include a rent escalation clause. GAAP requires that rental expense be reflected on a straight-line basis over the life of the lease. This results in deferred rent on the consolidated balance sheet.

        Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured based on the difference between the financial statement carrying amounts and the respective tax basis of assets and liabilities and net operating loss carryforwards available for tax reporting purposes using the applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is determined to be more likely than not. Effective January 1, 2009, the Company adopted ASC 740, Accounting for Uncertainty in Income Taxes, ("ASC 740"), which did not have a material effect on its consolidated financial statements.

        Concentration of Credit Risk—Financial instruments that subject the Company to risk of loss consist principally of accounts receivable. For the years ended December 31, 2009, 2010 and 2011, no individual end customer represented greater than 10% of total revenue. For the years ended December 31, 2009 and 2010, one strategic alliance partner represented 11.8% and 10.6%. For the year ended December 31, 2011, no strategic alliance partner represented greater than 10% of total revenue. As of December 31, 2010, one strategic alliance partner represented a greater than 10% concentration of total accounts receivable of 14.7%. As of December 31, 2011 no strategic alliance partner represented a greater than 10% concentration of total accounts receivable. The Company has balances with financial institutions in excess of the Federal Deposit Insurance Corporation limit. The Company believes that credit risks associated with these concentrations are limited, as the amounts are held by major financial institutions in the United States.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are reported on the balance sheet at their outstanding principal balance, net of an estimated allowance for possible losses. The allowance for possible losses is estimated based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are charged against the allowance (written-off) when substantially all collection efforts cease. Based on the information available, the Company's management believes that the allowance for doubtful accounts as of December 31, 2010 and 2011 is adequate.

        Cash Held on Behalf of Customers—The Company's services for some customers include the payment of the customer's communications invoices directly to the carrier. Such payments are made from separate bank accounts set up on behalf of each such customer, which are funded by the customer shortly in advance of the Company making any disbursements. These accounts are used only for the payment of the customer's invoices and the Company does not fund these accounts, therefore the balances in these accounts are not included on the accompanying consolidated balance sheets. As of December 31, 2010 and 2011, the total funds held by the Company on behalf of its customers were $1.2 million and $8.2 million, respectively.

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.

        Income (Loss) Per Share—Income (loss) per common share is calculated in accordance with the provisions of ASC 260, Earnings per Share. Under ASC 260, public companies are required to report both basic and diluted income (loss) per common share. Basic and diluted income (loss) per share is computed by dividing the income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income (loss) per share gives effect to potential common shares; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of outstanding stock options and warrants.

        Business Combinations and Valuation of Intangible Assets—Effective in 2009, the Company accounts for business combinations in accordance with ASC 805, Business Combinations. ASC 805 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill and promotes greater use of fair values in financial reporting. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Impairment of Goodwill and Certain Other Long-Lived Assets—As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss.

        The Company accounts for the impairment of long-lived assets other than goodwill in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Asset. In accordance with ASC 360, the Company evaluates long-lived assets, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset or group of assets. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company does not have any long-lived assets, including intangible assets, which it considers to be impaired.

        Stock-Based Compensation—The Company follows ASC 718, Share-based Payment, for recording stock-based compensation. This statement requires recording stock-based awards at fair value. The Company also complies with the provisions of ASC 505, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, with respect to stock option grants to non-employees.

        Foreign Currency Translation—In 2010, the Company set up two new wholly owned international subsidiaries, Tangoe EU, B.V. in the Netherlands and Tangoe (China) Co. Ltd. in China. For 2010 and 2011, the international operations were immaterial to the overall consolidated financial statements of the Company. Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar, are included in accumulated other comprehensive income(loss). Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the functional currency are recorded in the consolidated statement of operations.

3. RECENT ACCOUNTING PRONOUNCEMENTS

        In October 2009, the FASB issued Accounting Standards Update ("ASU") 2009-13, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element's estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011 and the adoption of ASU 2009-13 has not had a material impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued ASU 2009-14, which amends ASC 985-605, Software-Revenue Recognition, to exclude from its requirements (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product's essential functionality. The Company adopted ASU 2009-14 in 2011 for revenue arrangements entered into or materially modified in 2011. The adoption of ASU 2009-14 has not had a material impact on the Company's consolidated financial statements.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

        In September 2006 and February 2009, the FASB issued guidelines under ASC 820, Fair Value Measurements, related to fair value measurements that define fair value, establish a framework in GAAP for measuring fair value and expand disclosures about fair value measurements. The guidelines do not increase the use of fair value measurement and only apply when other guidelines require or permit the fair value measurement of assets and liabilities. The implementation of the guidelines for financial assets and financial liabilities did not have a material impact on the Company's consolidated financial statements.

        ASC 820 also establishes a valuation hierarchy for disclosure of the inputs to the valuations used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows: Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 inputs are inputs that are observable for an asset or liability, either directly or indirectly, through corroboration with observable market data; and Level 3 inputs are unobservable inputs based on a reporting entity's own assumptions used to measure assets and liabilities at fair value. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

        In December 2010, the FASB issued ASU 2010-29, which amends ASC 805, Business Combinations, relating to the disclosure of supplementary pro forma information for business combinations. ASU 2010-29 is applied prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of ASU 2010-29 has not had a material impact on the Company's consolidated financial statements.

        In September 2011, the FASB issued ASU 2011-08, which amends the accounting guidance on goodwill impairment testing. This update was intended to reduce complexity and costs by allowing a company the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The update also expanded upon the examples of events and circumstances provided by previous guidance that a company should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The update is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this update has not had a material impact on the Company's consolidated financial statements.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS

  HCL Expense Management Services, Inc.

        In December 2010, the Company entered into an Asset Purchase Agreement (the "HCL-EMS APA") to acquire substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. ("HCL-EMS"). Pursuant to the terms of the HCL-EMS APA, the Company paid $3.0 million in cash at closing, which took place on January 25, 2011 ("HCL-EMS Closing Date"). In addition, the Company is obligated to pay deferred cash consideration following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS. The Company has 45 days from the first anniversary date of January 25, 2012, to provide a report calculating the first year earn-out. The Company valued this contingent consideration at $3.4 million. The Company has included the operating results of HCL-EMS in its consolidated financial statements since the date of acquisition, including revenue of $12.3 million through December 31, 2011. In connection with this transaction the Company has recorded on its consolidated statement of operations in the third quarter of 2011 a restructuring charge of $1.5 million related to terminating the use of the former HCL-EMS leased facility in Rutherford, New Jersey that is subject to a lease assumed by the Company in connection with the acquisition.

  HCL-EMS Purchase Price Allocation

        The allocation of the total purchase price of HCL-EMS' net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of the HCL-EMS Closing Date. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and contingent consideration and the allocation of the total purchase price (in thousands):

Cash	$3,000
Fair value of contingent consideration	3,390

$6,390

Accounts receivable	$2,269
Prepaid and other current assets	125
Property and equipment	273
Intangible assets	2,700
Goodwill	2,243
Deposits and non-current assets	170
Accounts payable	(229)
Accrued expenses	(1,042)
Deferred revenue	(119)

$6,390

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

        The goodwill related to the HCL-EMS acquisition is tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Technology	$840	4.0
Customer relationships	1,860	9.0

Total intangible assets	$2,700

  Telwares, Inc.

        On March 16, 2011, the Company entered into an Asset Purchase Agreement (the "Telwares APA") with Telwares, Inc. to purchase certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc as defined in the Telwares APA (such acquired assets and liabilities, "Telwares"). Pursuant to the terms of the agreement, the Company will pay $7.7 million in cash as follows: $5.2 million at closing, which took place on March 16, 2011, which amount included a working capital adjustment of $0.7 million, which took place on March 16, 2011, $1,250,000 on March 16, 2012, and $1,250,000 on March 16, 2013. The Company has included the operating results of Telwares in its consolidated financial statements since the date of acquisition, including revenue of $7.9 million through December 31, 2011.

  Telwares Purchase Price Allocation

        The allocation of the total purchase price of Telwares' net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of March 16, 2011. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Cash	$5,166
Fair value of deferred purchase price	2,154

$7,320

Accounts receivable	$1,975
Prepaid and other current assets	72
Property and equipment	355
Intangible assets	2,428
Goodwill	3,014
Deposits and non-current assets	76
Accounts payable	(88)
Accrued expenses	(444)
Deferred revenue	(68)

$7,320

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

        The goodwill related to the Telwares acquisition is tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Non-compete agreements	$58	2.0
Technology	350	3.0
Customer relationships	2,020	8.0

Total intangible assets	$2,428

  ProfitLine, Inc.

        On December 19, 2011, the Company and Snow Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the "Acquisition Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with ProfitLine, Inc., a Delaware corporation ("ProfitLine"), and Doug Carlisle, solely in his capacity as Stockholder Representative under the Merger Agreement, under which the parties agreed to the merger of the Acquisition Sub with and into ProfitLine (the "Merger") with ProfitLine surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the terms of the agreement, the Company paid $14,500,000 in cash at closing. In addition, an additional $9,000,000 is payable in cash in installments of $4,500,000 each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. Among other things, these indemnity obligations relate to representations and warranties given by ProfitLine under the Merger Agreement. Certain indemnities are subject to limitations, including a threshold, certain caps and a limited survival period. Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company's cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $20,000,000 at any time prior to payment of the first $4,500,000 installment of deferred consideration, or $15,000,000 at any time after payment of the first and before payment of the second $4,500,000 installment of deferred consideration. The Company has included the operating results of ProfitLine in its consolidated financial statements since the date of acquisition, including revenue of $0.5 million through December 31, 2011.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

  ProfitLine Purchase Price Allocation

        The allocation of the total purchase price of ProfitLines' net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of December 19, 2011. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$14,500
Deferred cash consideration	8,674

$23,174

Allocation of Purchase Consideration:
Current assets	$3,183
Property and equipment	675
Other assets	117
Identifiable intangible assets	8,717
Goodwill	13,373

Total assets acquired	26,065
Accounts payable and accrued expenses	(2,739)
Deferred revenue	(152)

$23,174

        The goodwill and identifiable intangible assets related to the ProfitLine acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Tradenames	$335	4.0
Technology	1,612	2.5
Customer relationships	6,770	9.0

Total intangible assets	$8,717

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS COMBINATIONS (Continued)

        The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2010 and 2011, as if the acquisitions of HCL-EMS, Telwares and ProfitLine all occurred at the beginning of 2010. These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2010.

	Years Ended December 31,
(in thousands, except per share amounts)	2010	2011
Revenue	$121,590	$125,087
Operating loss	(5,214)	(2,674)
Loss applicable to common stockholders	(13,845)	(11,027)
Basic and diluted loss per common share	$(3.15)	$(0.67)

5. LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

        The following table sets forth the computations of loss per share applicable to common stockholders for the years ended December 31, 2009, 2010 and 2011:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2009	2010	2011
Net loss	$(2,554)	$(1,752)	$(2,955)
Less: Preferred stock dividends	(3,714)	(3,715)	(2,168)
Less: Accretion of redeemable convertible preferred stock	(64)	(64)	(37)

Loss applicable to common stockholders, basic and diluted	$(6,332)	$(5,531)	$(5,160)

Basic and diluted loss per common share	$(1.47)	$(1.26)	$(0.31)

Weighted-average common shares outstanding
Basic and diluted shares	4,311	4,399	16,412

Potentially dilutive securities(1):
Outstanding stock options	4,662	5,680	6,670
Common stock warrants	1,377	1,359	590
Convertible preferred stock	19,938	19,938	—

(1)
The impact of potentially dilutive securities on earnings per share is anti-dilutive in a period of net loss.

        On August 1, 2011, as a result of the Company's initial public offering all preferred stock was converted to common stock and all preferred stock warrants converted to warrants to purchase common stock.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMPUTERS, FURNITURE AND EQUIPMENT—NET

        Computers, furniture and equipment-net consists of:

	As of December 31,
(in thousands)	2010	2011
Computers and software	$5,881	$8,192
Furniture and fixtures	562	748
Leasehold improvements	229	635

	6,672	9,575
Less accumulated depreciation and amortization	(4,877)	(6,241)

Computers, furniture and equipment—net	$1,795	$3,334

        Computers and software includes equipment under capital leases totaling approximately $1.7 million and $2.5 million at December 31, 2010 and 2011, respectively. Accumulated depreciation on equipment under capital leases totaled approximately $0.7 million and $1.4 million as of December 31, 2010 and 2011, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $1.1 million, $1.1 million and $1.4 million for the years ended December 31, 2009, 2010 and 2011, respectively.

        In connection with the business combinations described in Note 4, the Company acquired fixed assets with fair values of $1.3 million during 2011.

7. RESTRUCTURING CHARGE

        In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions described in Note 4. This charge reflects the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs. The liabilities related to the restructuring charge are included in other current liabilities and deferred rent and other non-current liabilities on the Company's condensed consolidated balance sheet. The following table summarizes the activity in the liabilities related to the restructuring charge for the three months ended December 31, 2011.

(in thousands)	Lease Costs, Net of Estimated Sublease Income	Other Costs	Total
2011 restructuring charge	$1,477	$72	$1,549
Cash payments	(217)	(3)	(220)
Non-cash charges and other	5	—	5

Remaining liability at December 31, 2011	1,265	69	1,334

Less: current portion			(709)

Long-term portion			$625

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS AND GOODWILL

        The following table presents the components of the Company's intangible assets as of December 31, 2010 and 2011:

	December 31,
			Weighted Average Useful Life (in years)
(in thousands)	2010	2011
Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(502)	(634)
Patents, net	552	420

Technological know-how	5,029	7,831	7.0
Less accumulated amortization	(1,608)	(2,465)
Technological know-how, net	3,421	5,366

Customer relationships	12,900	23,550	8.6
Less: accumulated amortization	(5,290)	(7,236)
Customer relationships, net	7,610	16,314

Covenants not to compete	140	198	2.0
Less accumulated amortization	(140)	(163)
Covenants not to compete, net	—	35

Strategic marketing agreement	3,981	6,203	10.0
Less accumulated amortization	(26)	(118)
Strategic marketing agreement, net	3,955	6,085

Tradenames	—	335	4.0
Less accumulated amortization	—	(2)
Tradenames, net	—	333

Trademarks	247	247	Indefinite

Intangible assets, net	$15,785	$28,800

        The related amortization expense of intangible assets for 2009, 2010 and 2011 was $2.3 million, $2.3 million and $3.0 million, respectively. The Company's estimate of future amortization expense for acquired intangible assets that exists at December 31, 2011 is as follows:

(in thousands)
2012	$4,643
2013	4,740
2014	4,177
2015	2,853
2016	2,749
Thereafter	9,391

Total	$28,553

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INTANGIBLE ASSETS AND GOODWILL (Continued)

        The following table presents the changes in the carrying amounts of goodwill for the years ended December 31, 2010 and 2011.

(in thousands)	Carrying Amount
Balance as of December 31, 2009	$17,636
No activity	—

Balance as of December 31, 2010	17,636

HCL-EMS acquisition	2,243
Telwares acquisition	3,014
ProfitLine acquisition	13,373

Balance as of December 31, 2011	$36,266

9. DEBT

        As of December 31, 2010 and 2011, borrowings outstanding included the following:

	December 31,
(in thousands)	2010	2011
Line of credit, $8.0 million limit, bears interest at an interest rate equal to the London InterBank Offer Rate plus 4%, interest rate was 4.3% at December 31, 2010	$5,500	$—
Term loan, bears interest at an interest rate equal to the greater of base rate (as defined) plus 6.0% or 10.25% at December 31, 2010, interest rate in effect was 10.25% at December 31, 2010. Interest-only payments through January 2010; thereafter, monthly interest and principal payments as described below. Net of unamortized discount of $70,164 at December 31, 2010	11,272	—
HCL-EMS contingent consideration, net of unamortized discount of $210 at December 31, 2011. Payable in annual installments starting January 2012, as described below	—	3,731
Deferred Telwares purchase price, net of unamortized discount of $162 at December 31, 2011. Payable in annual installments starting in March 2012, as described below	—	2,338
Deferred ProfitLine purchase price, net of unamortized discount of $318 at December 31, 2011. Payable in two installments starting in December 2012, as described below	—	8,682
Deferred InterNoded purchase price, net of unamortized discount of $0 at December 31, 2010	500	—
Capital lease and other obligations	850	1,443

Total notes payable	18,122	16,194

Less current portion	(6,345)	(7,904)

Notes payable, less current portion	$11,777	$8,290

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEBT (Continued)

Line of Credit

        In October 2010, the Company negotiated a line of credit of up to $6.0 million based upon 80% of the Company's eligible accounts receivable with JP Morgan Chase Bank, N.A. The line of credit bears interest at the London Inter Bank Offered Rate ("Libor") plus a 4.0% spread. On November 2, 2010, the Company borrowed $5.5 million of the line of credit. The Company used the proceeds to pay off the $5.0 million previously outstanding revolving line of credit and used $0.5 million for general corporate overhead purposes. In February 2011, the Company negotiated an increase in the line of credit of up to $8.0 million based upon 80% of the Company's eligible accounts receivable. In August 2011, upon the completion of the Company's initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the line of credit, including the outstanding principal of $5.5 million and unpaid accrued interest of $15,702. In October 2011, the Company renewed the line of credit for one year, with the line of credit maturing in October 2012. The line of credit has a financial covenant relative to minimum cash balance requirements, and is secured by all of the Company's tangible and intangible property.

Term Loan

        In the first quarter of 2011, the Company borrowed $20.0 million pursuant to a new term loan with its existing bank in connection with the acquisitions of HCL-EMS and Telwares (the "New Term Loan"), as described in Note 4. $11.0 million of the proceeds of the New Term Loan were used to repay in full the outstanding principal balance of the ISG Term Loan, as defined below. The New Term Loan required interest-only payments through January 2012. Thereafter, monthly interest payments were to be accompanied by principal payments in the following amounts: (i) $350,000 commencing on February 1, 2012 through and including January 1, 2013; (ii) $400,000 from February 1, 2013 through and including January 1, 2014; (iii) $500,000 from February 1, 2014 through and including January 1, 2015; and (iv) $5,000,000 on February 1, 2015. The interest rate on the New Term Loan was base rate plus 6.25% payable monthly with an interest rate floor of 9.75%. The base rate was defined as the greater of (a) the highest prime rate in effect during the month or (b) the highest Libor rate in effect during such month plus 2.5% per annum or (c) the floor of 3.5% per annum. The Company also issued a warrant to purchase 625,000 shares of Series F redeemable convertible preferred stock ("Series F") to the bank at an exercise price of $1.1776 per share (equivalent to 177,456 shares of common stock at $4.1475 per share on a post-split, as converted-to-common basis). In August 2011, upon the completion of the Company's initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the New Term Loan, including the outstanding principal of $20.0 million, a loan prepayment fee of $0.4 million and unpaid accrued interest of $0.2 million. Upon the repayment of the New Term Loan, the remaining unamortized debt discount of approximately $0.6 million and debt issuance costs of $0.1 million were expensed.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEBT (Continued)

        In July 2008, the Company borrowed $14,250,000 pursuant to a term loan ("ISG Term Loan") with its existing bank in connection with the acquisition of Information Strategies Group ("ISG"). A previous term loan with the same bank with an outstanding principal balance of $2,152,778 was repaid from the proceeds of the ISG Term Loan. The ISG Term Loan required interest-only payments through January 2010. Thereafter, monthly interest payments were to b accompanied by principal payments in the following amounts: (i) $201,250 commencing on February 1, 2010 through and including July 1, 2010; (ii) $340,000 from August 1, 2010 through and including July 1, 2011; (iii) $491,000 from August 1, 2011 through and income July 1, 2012; and (iv) $3,561,500 on July 1, 2012. The interest rate on the ISG Term Loan is the defined prime rate plus 6.0% or 10.25%, whichever is greater. As further described in Note 10, the Company also issued a warrant to purchase 850,000 shares of Series F to the bank at an exercise price of $1.1776 per share (equivalent to 241,340 shares of common stock at $4.1475 per share on a post-split, as-converted basis). The ISG Term Loan had financial covenants relative to the attainment of defined quarterly EBITDA and minimum cash balance requirements, and was secured by all of the Company's physical assets and intellectual property. The Company was in compliance with all financial covenants related to the ISG Term Loan as of December 31, 2010.

Contingent HCL-EMS Consideration

        As described in Note 4, the purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date of January 25, 2011, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The only adjustment to this balance in 2011 was the accretion of imputed interest.

Deferred Telwares Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of Telwares includes deferred cash consideration. The deferred cash consideration includes payments of $1,250,000 on March 16, 2012 and $1,250,000 on March 16, 2013. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DEBT (Continued)

Deferred ProfitLine Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of ProfitLine includes deferred cash consideration. The deferred cash consideration includes payments of $9,000,000 in installments of $4,500,000 each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company's cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $20,000,000 at any time prior to payment of the first $4,500,000 installment of deferred consideration, or $15,000,000 at any time after payment of the first and before payment of the second $4,500,000 installment of deferred consideration.

Deferred InterNoded Purchase Price

        The purchase consideration for the acquisition of InterNoded, Inc. ("InterNoded"), which the Company acquired in December 2008, included deferred cash payments. The deferred cash consideration included payments of $0.9 million made in January 2009 and $1.0 million made in January 2010 and a final payment of $0.5 million made on January 15, 2011. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on the Company's weighted average cost of debt as of the date of the acquisition. The deferred cash consideration was subordinated to the line of credit and the New Term Loan and was unsecured.

10. STOCKHOLDERS' DEFICIT

        Common Stock—As of December 31, 2010 and 2011, the number of authorized shares of common stock, par value $0.0001 per share, was 120,400,000 and 150,000,000, respectively, of which 4,647,731 and 33,152,592 were issued and outstanding, respectively.

        Preferred Stock—As of December 31, 2010 and 2011, the number of authorized shares of preferred stock, par value $0.0001 per share, was 70,221,184 and 5,000,000, respectively, of which 66,983,951 and 0 were issued and outstanding, respectively. On August 1, 2011, as a result of the Company's initial public offering the outstanding preferred stock was converted into 19,022,067 shares of common stock on a one-for-3.522 basis.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        The following table summarizes the number of shares of convertible preferred stock for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Balance as of December 31, 2009	Issued	Balance as of December 31, 2010	Issued	Conversion of preferred stock into common stock	Balance as of December 31, 2011
Series A	1,928	—	1,928	—	(1,928)	—
Series B	8,358	37	8,395	—	(8,395)	—
Series C	4,100	—	4,100	12	(4,112)	—
Series D	2,962	—	2,962	—	(2,962)	—
Series D-1	4,236	—	4,236	—	(4,236)	—
Series E	10,811	—	10,811	—	(10,811)	—
Series F	10,190	—	10,190	—	(10,190)	—
Series 1	21,851	6	21,857	—	(21,857)	—
Series 2	2,505	—	2,505	—	(2,505)	—

	66,941	43	66,984	12	(66,996)	—

        The following table summarizes the preferred stock amounts for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Balance as of December 31, 2009	Preferred Dividends	Accretion of preferred stock	Cashless exercise	Balance as of December 31, 2010
Series A	$366	$—	$—	$—	$366
Series B	4,453	225	7	50	4,735
Series C	2,367	128	—	—	2,495
Series D	2,591	151	12	—	2,754
Series D-1	3,539	216	—	—	3,755
Series E	10,044	641	17	—	10,702
Series F	13,271	960	28	—	14,259
Series 1	18,890	1,234	—	8	20,132
Series 2	2,449	160	—	—	2,609

	$57,970	$3,715	$64	$58	$61,807

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

	Balance as of December 31, 2010	Preferred Dividends	Accretion of preferred stock	Cashless exercise	Conversion of preferred stock into common stock	Balance as of December 31, 2011
Series A	$366	$—	$—	$—	$(366)	$—
Series B	4,735	132	4	—	(4,871)	—
Series C	2,495	75	—	5	(2,575)	—
Series D	2,754	88	3	—	(2,845)	—
Series D-1	3,755	126	4	—	(3,885)	—
Series E	10,702	374	10	—	(11,086)	—
Series F	14,259	560	16	—	(14,835)	—
Series 1	20,132	720	—	—	(20,852)	—
Series 2	2,609	93	—	—	(2,702)	—

	$61,807	$2,168	$37	$5	$(64,017)	$—

        Investor Rights Agreements—Holders of a substantial portion of the Company's outstanding common stock and warrants to purchase common stock have rights to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company's Eighth Amended and Restated Investor Rights Agreement, as amended.

  Warrants

        Common Stock Warrants—Since the completion of the Company's initial public offering, the Company has received cash proceeds of $0.2 million in the aggregate from the exercise of warrants to purchase a total of 50,196 shares of common stock at exercise prices ranging from $2.24 to $4.15 per share. In addition, warrant holders exercised warrants to purchase a total of 1,516,736 shares of common stock pursuant to a cashless exercise feature of these warrants. As a result of the cashless exercise, 931,896 shares of common stock were issued and 584,840 warrant shares were cancelled in lieu of payment of cash consideration to the Company.

        On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. ("Dell") in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of December 31, 2011, none of the shares exercisable under this warrant were probable of being earned and accordingly no value was ascribed to this warrant. On a quarterly basis the Company will review the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds to earn vesting of warrant shares, and to the extent the Company deems it probable that any warrant shares will vest, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        On October 9, 2009, the Company issued a warrant to purchase up to 3,198,402 shares of its common stock to International Business Machines Corporation ("IBM") in connection with the entry of the Company and IBM into a five-year strategic relationship agreement. Under the terms of the warrant, 890,277 shares of common stock were vested and exercisable immediately upon execution of the agreement. Up to an additional 2,308,125 shares of common stock may become exercisable upon the achievement of certain billing thresholds over a three-year period. The warrant is exercisable at $4.148 per share. (Certain terms of this warrant were amended on June 8, 2011, as described in the paragraph below). The Company valued the initial 890,277 shares of common stock exercisable under the warrant at $1.7 million using the Black-Scholes valuation model at the time of the signing of the agreement. The Black-Scholes valuation assumptions included an expected term of seven years, volatility of 67.77% and a risk free rate of 2.93%. The Company recorded the $1.7 million value of the initial 890,277 shares of common stock as an increase to warrants for common stock and an increase to other non-current assets on the Company's consolidated balance sheet. During the three months ended December 31, 2009, the Company determined that it was probable that IBM would reach certain of the billing thresholds to have an additional 947,103 shares of common stock become exercisable. The additional shares of common stock exercisable under the warrant were valued at $1.4 million using the Black-Scholes valuation model at the time the Company determined it was probable they would reach the billing thresholds. The Company recorded the value of the additional shares of common stock to intangible assets and non-current liabilities and will reclassify the liability to equity upon reaching the billing thresholds and the additional shares of common stock become exercisable. In December 2010, the Company reviewed the actual billings to date related to the strategic relationship agreement and determined it was probable IBM would reach the billing thresholds to earn 624,755 shares of the additional 947,103 shares of common stock accrued. The Company reversed $920,000 of market value related to the 322,348 shares of common stock no longer deemed probable of being earned. The Company began to amortize the asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the years ended December 31, 2010 and 2011, the Company recorded $26,086 and $91,806, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value has been marked to market on a quarterly basis until the warrant shares are earned and vest. During 2011, the Company recorded a mark-to-market valuation increase of $0.6 million to intangible assets on its consolidated balance sheet as a result of the increased valuation of its common stock.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        On June 8, 2011, certain terms of the common stock warrant described above were amended by the Company and IBM. Under the terms of the amended warrant agreement, an additional 624,755 shares of common stock were vested and exercisable immediately (in addition to the 890,277 shares previously vested and exercisable), the additional warrant shares that may be earned were reduced from 2,308,125 to 651,626 shares of common stock, and the methodology for earning the additional warrant shares was revised to be based on specified new contractual revenue commitments from IBM that occur between June 8, 2011 and June 30, 2012. Based on this amendment, the maximum number of warrant shares (issued and issuable) to IBM was reduced from 3,198,402 to 2,166,658 shares of common stock. The fair value of the 624,755 warrant shares vested as a result of this amendment was determined to be $4.5 million using the Black-Scholes valuation model. The Company recorded these vested warrant shares as an increase to warrants for common stock, reversed the non-current liability associated with the previous accrual for these warrant shares, and the difference was added to intangible assets and is being amortized in proportion to the expected revenue over the remainder of the original ten-year period noted above. On a quarterly basis the Company will also evaluate the probability of IBM vesting in any of the 651,626 additional warrant shares between June 8, 2011 and June 30, 2012, and to the extent the Company deems it probable that any portion of these additional warrant shares will be earned, the Company would record the fair value of the additional shares of common stock to intangible assets and non-current liabilities using a Black-Scholes valuation model, and mark to market each period thereafter until such time that the warrant shares are actually earned and vest. On August 30, 2011, the Company issued 930,511 shares of its common stock to IBM upon the exercise by IBM of this warrant, pursuant to a cashless exercise feature. As a result of the cashless exercise, 584,521 warrant shares were cancelled in lieu of the payment of cash consideration to the Company. As of December 31, 2011 there were no further vested warrant shares subject to the IBM warrant.

        Preferred Stock Warrants—On January 21, 2011, in connection with the New Term Loan, as further described in Note 9, the Company issued a warrant to purchase 625,000 shares of Series F to the bank at an exercise price of $1.1776 per share (the "Series F Warrant 1"). The Series F Warrant 1 is exercisable for a period of seven years from the date of issuance and was valued at its fair market value on the date of issuance, which was determined to be $735,628. The fair market value of the Series F Warrant 1 was recorded as an increase to Warrants for Redeemable Convertible Preferred Stock and to debt discount and each reporting period the carrying value of the warrant was adjusted to its then-current fair value, with any resulting gain or loss reflected in the statement of operations as a component of "(Increase) decrease in fair value of warrants for redeemable convertible preferred stock." During the year ended December 31, 2011, $33,617 of interest expense was recorded related to the debt discount.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        In connection with the acquisition of ISG in July 2008, the Company issued a warrant to purchase 850,000 shares of Series F to the bank at an exercise price of $1.1776 per share (the "Series F Warrant 2"). The Series F Warrant 2 is exercisable for a period of seven years from the date of issuance and was valued at its fair market value on the date of issuance, which was determined to be $187,106. The fair market value of the Series F Warrant was recorded as Warrants for Redeemable Convertible Preferred Stock and as a debt discount in the accompanying consolidated balance sheets. The debt discount was being amortized to interest expense over the term of the note payable. During the years ended December 31, 2009 and 2010, $46,776, of interest expense was recorded related to the debt discount. As a result of the New Term Loan, the remaining balance on the ISG Term Loan was repaid and the Company amortized the remaining debt discount of $66,267 to interest expense. Because the Series F Warrant 1 and 2 were exercisable for shares of redeemable convertible preferred stock, in accordance with ASC 480, Distinguishing Liabilities from Equity, the Company classified these warrants as a liability on the accompanying balance sheet, and each reporting period the carrying value of the warrant was adjusted to its then-current fair value, with any resulting gain or loss reflected in the statement of operations as a component of "(Increase) decrease in fair value of warrants for redeemable convertible preferred stock."

        In connection with the Company's acquisition of Traq Wireless, Inc. ("Traq") in 2007 (the "Traq Merger"), the Company converted outstanding warrants to purchase Series 1 preferred stock and Series 2 preferred stock of Traq into a warrant to purchase 12,526 shares of Series 1 (the "Series 1 Warrant") and warrants to purchase 304,400 shares of Series 2 (the "Series 2 Warrants"), respectively. The exercise price for the Series 1 warrant was $0.71 per share, and the exercise price of the Series 2 warrants was $0.80 per share. The Series 2 warrants expire in 2013. The Series 1 Warrant and the Series 2 Warrants were valued at their fair value as of the date of the Traq Merger, which was determined to be $56,390. Because these warrants are exercisable for shares of redeemable convertible preferred stock, in accordance with ASC 480, the Company classifies the warrants as a liability on the accompanying balance sheet, and each reporting period the carrying value of the warrants are adjusted to their then-current fair value, with any resulting gain or loss reflected in the statement of operations as a component of "(Increase) decrease in fair value of warrants for redeemable convertible preferred stock."

        Also, in connection with the Traq Merger, during the year ended December 31, 2007, the Company refinanced a substantial portion of its debt and issued a warrant to purchase 168,919 shares of Series E preferred stock to the new bank at an exercise price of $0.74 per share (the "Series E Warrant"). The Series E Warrant is exercisable for a period of seven years from the date of issuance and was valued at its fair market value on the date of issuance, which was determined to be $34,931. The fair market value of the Series E Warrant was recorded as preferred stock warrants and as a debt discount in the accompanying consolidated balance sheets. The debt discount was amortized to interest expense over the term of the note payable. The underlying note payable was paid off during the year ended December 31, 2008. Because this warrant was exercisable for shares of redeemable convertible preferred stock, in accordance with ASC 480, the Company classifies the warrant as a liability on the accompanying balance sheet, and each reporting period the carrying value of the warrant was adjusted to its then-current fair value, with any resulting gain or loss reflected in the statement of operations as a component of "(Increase) decrease in fair value of warrants for redeemable convertible preferred stock."

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        On August 1, 2011, as a result of the Company's initial public offering all of the Company's redeemable convertible preferred stock warrants automatically converted into common stock warrants on a 1-for-3.522 basis, resulting in warrants exercisable for 561,203 shares of common stock.

        A summary of warrants to purchase common stock and redeemable convertible preferred stock issued and exercised during the year ended December 31, 2009, 2010 and 2011 is presented below:

	Redeemable Convertible Preferred Stock Warrants
	As issued	As-converted to common basis(1)	Common Stock Warrants	Total, as converted to Common basis(1)
Outstanding at January 1, 2009	1,429,083	405,759	75,527	481,286
Issued	—	—	895,388	895,388

Outstanding at December 31, 2009	1,429,083	405,759	970,915	1,376,674
Exercised	(62,526)	(17,753)	—	(17,753)

Outstanding at December 31, 2010	1,366,557	388,006	970,915	1,358,921
Exercised	(15,000)	(4,259)	(982,092)	(986,351)
Issued	625,000	177,456	624,755	802,211
Cancelled	—	—	(584,840)	(584,840)
Converted to Common Stock Warrants	(1,976,557)	(561,203)	561,203	—

Outstanding at December 31, 2011	—	—	589,941	589,941

Weighted average exercise price	$—	$—	$3.54	$3.54

(1)
Reflects the equivalent number of common shares and exercise price, is if such preferred warrants were converted into warrants for common shares.

        The fair value of the warrants for redeemable convertible preferred stock was determined using the Black-Scholes valuation model with the following assumptions:

	2009	2010	2011
Expected dividend yield	0%	0%	0%
Risk-free interest rate	.06% to 2.89%	.12% to 1.80%	.30% to 2.84
Expected term (in years)	0.2 - 5.7 years	0.2 - 4.6 years	1.0 - 6.6 years
Expected volatility	65.98%	61.15%	60.07%

        Stock Options—As of December 31, 2011, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the "Employee Plan"), the Executive Stock Option/Stock Issuance Plan (the "Executive Plan"), the 2005 Stock Incentive Plan (the "2005 Plan"), the Traq Amended and Restated 1999 Stock Plan (the "1999 Plan") and the 2011 Stock Incentive Plan (the "2011 Plan"). The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the "Plans"), the exercise price of each option is determined by the Company's board of directors or by a committee appointed by the board of directors. Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the year ended December 31, 2011, the Company's board of directors granted options to purchase an aggregate of 2,061,377 shares of common stock under the 2005 and 2011 Plans to employees and non-employee board members, at a weighted average exercise price of $6.60 per share.

        A summary of the status of stock options issued pursuant to the Plans during the years ended December 31, 2009, 2010 and 2011 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding at December 31, 2008	3,404,050	$0.91
Granted	1,555,436	$1.88
Forfeited	(217,436)	$1.56
Exercised	(80,651)	$0.95

Outstanding at December 31, 2009	4,661,399	$1.20
Granted	1,565,575	$4.72
Forfeited	(221,384)	$2.56
Exercised	(326,587)	$0.92

Outstanding at December 31, 2010	5,679,003	$2.14
Granted	2,061,377	$6.60
Forfeited	(69,343)	$4.52
Exercised	(1,000,702)	$1.40

Outstanding at December 31, 2011	6,670,335	$3.60	7.3

Exercisable at end of the period	3,533,766	$1.80	6.0

Available for future grants at December 31, 2011	3,537,548

        The intrinsic values of options outstanding, vested and exercised during the year ended December 31, 2009, 2010 and 2011 were as follows:

	2009		2010		2011
	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value
Outstanding	4,661,399	$8,688,748	5,679,003	$20,279,034	6,670,335	$78,699,148
Vested	2,740,609	$5,982,066	3,234,659	$15,101,251	3,533,766	$48,073,129
Exercised	80,651	$99,324	326,587	$1,241,376	1,000,702	$9,930,497

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        During the year ended December 31, 2011, employees of the Company exercised options to purchase a total of 1,000,702 shares of common stock at exercise prices ranging from $0.25 to $9.83 per share. Proceeds from the stock option exercises totaled $1.4 million.

        In accordance with ASC 718, Share Based Payment ("ASC 718"), total compensation expense for stock-based employee compensation awards was $0.7 million, $1.9 million and $4.0 million for the years ended December 31, 2009, 2010 and 2011, respectively, which is included on the accompanying consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2009	2010	2011
Cost of goods sold	$115	$323	$669
Sales and marketing expenses	216	425	1,201
General and administrative expenses	329	1,032	1,934
Research and development	89	148	176

Total stock-based employee compensation	$749	$1,928	$3,980

        Stock-based compensation expense for stock options granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2012	$3,018
2013	2,708
2014	2,012
2015	351

$8,089

        Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant for stock options. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black-Scholes valuation model as follows: expected volatility is a combination of the Company's competitors' historical volatility; expected term is calculated using the "simplified" method prescribed in ASC 718; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

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

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. STOCKHOLDERS' DEFICIT (Continued)

        The fair value of the options granted during 2009, 2010 and 2011 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

	2009	2010	2011
Expected dividend yield	0%	0%	0%
Risk-free interest rate	2.06% to 2.52%	1.80% to 2.87%	1.25% to 2.6%
Expected term (in years)	6.1 years	5.5 - 6.1 years	5.5 - 6.2 years
Expected volatility	65.98% - 70.63%	62.51% - 64.67%	59.74% - 60.88%

        Based on the above assumptions, the weighted average fair value per share of stock options granted during the years ended December 31, 2009, 2010 and 2011 was approximately $1.26, $2.87 and $3.96.

11. INCOME TAXES

        The components of loss before income taxes for the years ended December 31, 2009, 2010 and 2011 are as follows:

	Years Ended December 31,
	2009	2010	2011
Domestic	$(2,290)	$(1,054)	$(683)
Foreign	—	(404)	(1,738)

Loss before income tax provision	$(2,290)	$(1,458)	$(2,421)

        The provision for income tax expense for the years ended December 31, 2009, 2010 and 2011 consists of the following components:

	2009	2010	2011
Current tax provision:
Federal	$—	$34	$—
State	74	70	229

Total current expense	74	104	229

Deferred tax provision:
Federal	$175	$175	$282
State	15	15	23

Total deferred expense	190	190	305

Total income tax provision	$264	$294	$534

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        Income taxes related to the Company's income (loss) from operations differ from the amount computed using the Federal statutory income tax rate as follows:

	2009	2010	2011
Tax (benefit) computed at the federal statutory rate	$(802)	$(510)	$(847)
Increase in fair value of warrants for redeemable convertible preferred stock	64	309	699
Foreign operating losses	14	141	174
Tax benefit of exercised stock options and warrants	—	9	(3,375)
Federal research and development tax credits	—	(1,220)	(507)
Adjustment to prior year deferred and other	(207)	(266)	449
Change in valuation allowance	931	1,537	3,407
Taxable goodwill	190	190	305
State income taxes	74	70	229
Federal alternative minimum tax	—	34	—

Provision for income taxes	$264	$294	$534

        The provision for income taxes differs from the expected tax provision computed by applying the U.S. Federal statutory rate to the loss before income taxes because the Company has historically maintained a full valuation allowance on its deferred tax assets, as described more fully below, as well as differences in the tax-deductibility of certain items for income tax purposes as compared to the amounts that have been or will be expensed in the Company's Consolidated Statement of Operations, including certain stock warrant and stock option exercises, the increase in fair value of warrants for redeemable convertible preferred stock, foreign operating losses, taxable goodwill, and state income taxes.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        As of December 31, 2010 and 2011, the Company's deferred tax assets (liabilities) were as follows (in thousands):

	2010	2011
Deferred tax assets:
Net operating losses	$18,167	$30,410
Unused research and development credits	2,519	3,026
Deferred revenue	95	1,263
Stock-based compensation	1,307	1,119
Accrued expenses	—	701
Deferred rent	128	164
Acquisition-related expenses	61	99
Allowance for doubtful accounts	90	99
Alternative Minimum Tax credit available	34	34
Other	18	31
Less: valuation allowance	(20,385)	(30,097)

	$2,034	$6,849
Deferred tax liabilities:
Intangible assets	(2,322)	(7,314)
Fixed assets	(154)	(119)
Other	—	(163)

Net deferred tax liability	$(442)	$(747)

        The Company recorded a deferred income tax provision of $0.2 million in the years ended December 31, 2009 and 2010, and $0.3 million during the year ended December 31, 2011, related to the different book and tax treatment for goodwill and other indefinite-lived assets. For tax purposes, certain goodwill and indefinite-lived assets are subject to annual amortization, while they are not amortized for book purposes. The deferred tax liability of approximately $0.4 million and $0.7 million at December 31, 2010 and 2011, respectively, is included in the Company's consolidated balance sheets within other long-term liabilities.

        The Company has provided a valuation allowance for the full amount of its deferred tax assets at December 31, 2010 and 2011, as it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The increase in the valuation allowance of $1.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is primarily attributable to increases in deferred tax assets associated with unused research and development tax credits and stock-based compensation expense. The increase in the valuation allowance of $9.7 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010 is primarily attributable to increases in net operating loss carryforwards and deferred tax assets associated with deferred revenue and accrued expenses, partially offset by the deferred tax liabilities associated with the amortization of intangible assets and stock warrants, and includes a full valuation allowance on the net operating loss carryforwards assumed from the 2011 acquisition of ProfitLine, as described below.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. INCOME TAXES (Continued)

        As of December 31, 2011, the Company had federal net operating loss carryforwards of approximately $81 million, which if unused expire from 2020 to 2031. This includes approximately $24 million of net operating losses assumed from the 2011 acquisition of ProfitLine. The Company also has federal research and development credit carryforwards of approximately $3 million at December 31, 2011, which are available to offset future federal tax liabilities.

        Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the net operating loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period the amount of the net operating loss carryforwards that the Company may utilize in any one year may be limited. The Company has completed several financings since its inception, which when combined with the purchasing stockholders' subsequent disposition, have resulted in a change in control as defined by Section 382, or could result in a change in control in the future. In addition, the net operating loss carryforwards assumed from acquisition of ProfitLine are subject to the provisions of Section 382. In aggregate, approximately $43 million of the Company's $81 million net operating loss carryforwards are available to offset future taxable income as of December 31, 2011, and the remaining $38 million will become available in prescribed increments in each future year through December 31, 2031.

        During the year ended December 31, 2010, the Company recognized a state income tax benefit of $0.1 million related to Connecticut research and development credits exchanged for cash, which has been included as a reduction to the income tax provision that year. No benefit was recognized for Connecticut research and development credits exchanged for cash during the year ended December 31, 2009. Commencing with the year ended December 31, 2011, the Company is no longer eligible to exchange Connecticut research and development credits for cash, and accordingly did not recognize this tax benefit during the year ended December 31, 2011.

        On January 1, 2009, the Company adopted the provisions of ASC 740. The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2008 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2010 and 2011, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2009, 2010 and 2011, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2010 or 2011.

        Pursuant to ASC 740-30-25, provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. The Company plans to utilize undistributed earnings to finance expansion and operating requirements of subsidiaries outside of the United States. Such earnings will be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or U.S. affiliates, or if the Company should sell its stock in the foreign subsidiaries. The Company currently has losses from foreign operations.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. FAIR VALUE MEASUREMENT

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

          Level 3—Inputs are unobservable and are only used to measure fair value when observable inputs are not available. The inputs reflect the entity's own assumptions and are based on the best information available. This allows for the fair value of an asset or liability to be measured when no active market for that asset or liability exists.

        The following table discloses the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and 2010 and the basis for that measurement:

	Fair Value Measurement at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$30,031	$30,031	$—	$—
Contingent HCL-EMS acquisition consideration	3,731	—	—	3,731

	$33,762	$30,031	$—	$3,731

	Fair Value Measurement at December 31, 2010
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$3,000	$3,000	$—	$—
Warrants for redeemable convertible preferred stock	1,345	—	1,345	—

	$4,345	$3,000	$1,345	$—

        The Company's investment in overnight money market institutional funds, which amounted to $3.0 million and $30.0 million at December 31, 2010 and 2011, respectively, is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

        The Company's warrants for redeemable convertible preferred stock were classified as a liability on the accompanying consolidated balance sheet and each reporting period the carrying value of the warrants was adjusted to its then current fair value, with any resulting gain or loss reflected in the statement of operations. The fair value is determined by the Black-Scholes valuation model on the balance sheet date. On August 1, 2011, as a result of the Company's initial public offering all of the Company's warrants for redeemable convertible preferred stock automatically converted into common stock warrants on a 1-for-3.522 basis, resulting in warrants exercisable for 561,203 shares of common stock.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. FAIR VALUE MEASUREMENT (Continued)

        The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired. The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of December 31, 2011, there were no changes in the recognized amounts except, for the accretion of interest, or potential outcome for the contingent consideration recognized as a result of the HCL-EMS acquisition.

        The carrying amounts of the Company's other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments. The carrying amounts of the Company's line of credit, term loan, deferred Telwares purchase price and deferred InterNoded purchase price approximate fair value as the effective interest rates approximates market rates.

13. SUPPLEMENTAL CASH FLOW INFORMATION:

        Information about other cash flow activities during the years ended December 31, 2009, 2010 and 2011 are as follows:

(in thousands)	2009	2010	2011
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,031	$2,045	$1,620
Income tax payments	$74	$88	$259
State income tax credits (redeemed for cash)	$—	$(43)	$(37)
NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$—	$—	$3,390
Deferred purchase price in connection with Telwares acquisition	$—	$—	$2,155
Deferred purchase price in connection with ProfitLine acquisition	$—	$—	$8,674
Preferred stock dividends and accretion	$3,778	$3,779	$2,205
Issuance of warrants in connection with notes payable and marketing agreement	$2,745	$1,244	$2,598
Computer, furniture and equipment acquired with capital lease	$598	$758	$746
Unpaid deferred IPO costs	$—	$273	$—
Shares issued for accrued expenses	$408	$—	$—
Conversion of warrants for redeemable convertible preferred stock and preferred stock warrants	$—	$—	$64,017
Cashless exercise of warrants	$—	$58	$19

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. COMMITMENTS AND CONTINGENCIES

        During the normal course of business, the Company becomes involved in various routine legal proceedings including issues pertaining to patent infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

        The Company has entered into non-cancellable operating leases for the rental of office space in various locations which expire between 2012 and 2016. Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet. The Company also has entered into agreements with third-party hosting facilities, which expire between 2012 and 2015.

        The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases. In June 2011, the Company signed a lease addendum for additional gross rental office space at its office in Parsippany, New Jersey. In September 2011, the Company signed a lease addendum for additional gross rental office space at its office in Waltham, Massachusetts. All future minimum rental payments for these addendums have been included in the schedule below. Additionally, the Company has entered into several operating leases for various office equipment items, which expire between March 2012 and July 2015.

        As of December 31, 2011, the Company's obligation for future minimum rental payments related to these leases is as follows:

(in thousands)	Operating Leases	Capital Leases
2012	$5,891	$928
2013	5,715	495
2014	5,428	133
2015	3,805	—
2016	1,438	—
thereafter	—	—

Total future minimum lease obligations	$22,277	$1,556

Less: amount representing interest		(113)

Present value of minimum lease obligations		$1,443

        Rent expense, included in general and administrative expense, was approximately $1.6 million, $1.7 million and $3.6 million for the years ended December 31, 2009, 2010 and 2011, respectively.

15. 401(k) SAVINGS PLANS

        Effective January 2004, the Company adopted a defined contribution 401(k) savings plan (the "Plan") for substantially all of its employees. The Company's contributions to the Plan are discretionary. The Company matched a range of 5% to 10% of employees' contributions in 2009, 2010 and 2011. The cost of contributions made by the Company to the plan was $79,000, $90,000 and $124,200 for the years ended December 31, 2009, 2010 and 2011, respectively.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions And Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2009	$456	53	44	$465

Year ended December 31, 2010	$465	207	427	$245

Year ended December 31, 2011	$245	23	166	$102

17. SUBSEQUENT EVENTS

        On January 10, 2012 (the "Anomalous Acquisition Date"), the Company entered into a Share Purchase Agreement (the "Anomalous Purchase Agreement") with Anomalous Networks Inc., a corporation incorporated under the laws of Canada ("Anomalous"), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the "Anomalous Share Purchase"). This acquisition reflects the Company's strategy to broaden its suite of offerings and to provide real time telecom expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) approximately $1,000,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company's common stock and (iv) 132,617 unvested and unregistered shares of the Company's common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013 (the "Earn-Out Period"). With the exception of the cash paid at the closing, substantially all of the consideration paid and payable by the Company remains subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the Anomalous Purchase Agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The vested shares issued by the Company at closing are subject to a one-year lock-up period, the unvested shares are also subject to a lock-up unless and until they become vested following the end of the Earn-Out Period and substantially all of the shares are subject to the set-off rights described above. Under the Anomalous Purchase Agreement, the Company is required to make an advance deposit into escrow of the $1,000,000 of deferred consideration in the event that the Company's cash and cash equivalents is below $15,000,000 at any time before payment of the $1,000,000 of deferred consideration. The allocation of the purchase price is not completed as of the date of these financial statements due to the short period of time since the Anomalous Acquisition Date and will be finalized upon completion of the Company's analysis of the fair values of Anomalous' assets and specified liabilities. The Company does not expect the pro forma results for 2011 to be material.

TANGOE, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

        On February 21, 2012 (the "ttMobiles Acquisition Date"), the Company entered into a Share Purchase Agreement (the "ttMobiles Purchase Agreement"), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England ("ttMobiles"), under which the Company agreed to purchase all of the issued share capital of ttMobiles (the "ttMobiles Share Purchase"). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4,000,000 in cash paid at the closing, and (ii) £1,500,000 in cash payable on the first anniversary of the closing (the "Deferred Consideration"). The purchase price is subject to a net asset adjustment pursuant to which the purchase price will be increased or decreased to the extent that the net asset position of ttMobiles is more or less than a specified target by an amount that exceeds 5% of the target. The Deferred Consideration remains subject to set-off rights of the Company with respect to claims for breach of warranties and certain indemnities given by the former holders of the issued share capital of ttMobiles under the ttMobiles Purchase Agreement. Any breach claims and indemnities would be subject to limitations, including a threshold, certain baskets, caps and limited survival periods. The allocation of the purchase price is not completed as of the date of these financial statements due to the short period of time since the ttMobiles Acquisition Date and will be finalized upon completion of the analysis of the fair values of ttMobiles assets and specified liabilities. The Company does not expect the pro forma results for 2011 to be material.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

  Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

  Internal Control Over Financial Reporting

        This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

  Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Not applicable.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be included under the captions "Our Named Executive Officers," "Director Nomination Process," "Board Policies," "Code of Business Conduct and Ethics," "Board Meetings and Attendance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 will be included under the captions "Executive and Director Compensation Process," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Option Exercises and Stock Vested Table," "Employment Agreements and Severance Agreements with Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Our Equity Compensation Plans" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 will be included, as applicable, under the captions "Employment Agreements and Severance Agreements with Executive Officers," "Board Determination of Independence" and "Related Person Transactions" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 will be included under the captions "Audit Fees and Services" and "Policy for Approval of Services" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

1)    Financial Statements

        Our consolidated financial statements are set forth in Part II, Item 8 of this Annual Report on Form 10-K and are incorporated herein by reference.

2)    Financial Statement Schedules

        Schedules have been omitted since they are either not required or not applicable or the information is otherwise included herein.

3)    Exhibits

        The exhibits filed as part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding such Exhibits, which Exhibit Index is incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TANGOE, INC.
March 29, 2012	By:	/s/ ALBERT R. SUBBLOIE, JR.
Albert R. Subbloie, Jr.
President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALBERT R. SUBBLOIE, JR. Albert R. Subbloie, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 29, 2012
/s/ GARY R. MARTINO Gary R. Martino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2012
/s/ DAVID M. COIT David M. Coit	Director	March 29, 2012
/s/ GARY P. GOLDING Gary P. Golding	Director	March 29, 2012
/s/ RONALD W. KAISER Ronald W. Kaiser	Director	March 29, 2012
/s/ JACKIE R. KIMZEY Jackie R. Kimzey	Director	March 29, 2012
/s/ GERALD G. KOKOS Gerald G. Kokos	Director	March 29, 2012
/s/ RICHARD S. PONTIN Richard S. Pontin	Director	March 29, 2012
/s/ NOAH J. WALLEY Noah J. Walley	Director	March 29, 2012

EXHIBIT INDEX

Exhibit Number		Description
2.1		Asset Purchase Agreement, dated as of December 21, 2010, by and between the Registrant and HCL Expense Management Services Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

2.2		Asset Purchase Agreement, dated as of March 16, 2011, by and among the Registrant, Telwares, Inc. and Vercuity Solutions, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 1, 2011)

2.3		Agreement and Plan of Merger, dated as of December 19, 2011, by and among Tangoe, Inc., Snow Acquisition Sub, Inc., ProfitLine, Inc. and Doug Carlisle, solely in his capacity as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on December 19, 2011)

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

10.1	#	Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.2	#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.3	#	Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.4	#	Form of Stock Award Option Agreement under the Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.5	#	Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.6	#	Form of Stock Option Award Agreement under the Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number		Description
10.7	#	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.8	#	Form of Stock Option Award Agreement under the 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.9	#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 20, 2011)

10.10	#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.11	#	Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.12		Eighth Amended and Restated Investor Rights Agreement, dated as of July 28, 2008, by and among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.13		Warrant to Purchase Stock, issued March 30, 2004 to Comerica Bank (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.14		Warrant to Purchase Stock, issued March 28, 2005 to Comerica Bank (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.15		Warrant to Purchase Shares of Preferred Stock of Traq Wireless, Inc., issued July 28, 2005 to Venture Lending & Leasing IV, LLC (assumed by the Registrant) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.16		Warrant to Purchase Stock, issued November 17, 2005 to The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.17		Warrant to Purchase Stock, issued November 17, 2005 to Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.18		Form of Warrant to Purchase Stock, issued May 23, 2006 to Bard Profit Sharing Plan, Thomas Beaumonte, Rae Ko Fairfield, Walter Fiederowicz, Christopher T. Fraser, Leonard J. Goldberg, Gary Martino, Denise S. Nesi, Scott D. Porter and PowerBridge, LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number		Description
10.19
Warrant to Purchase Shares of Preferred Stock of Traq Wireless, Inc., issued June 7, 2006 to Venture Lending & Leasing IV, LLC (assumed by the Registrant) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.20		Warrant to Purchase Stock, issued March 9, 2007 to ORIX Venture Finance LLC (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.21		Warrant to Purchase Stock, issued March 12, 2008 to Clifton Myers Enterprises, Inc. (assigned to Daniel Riscalla) (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.22		Warrant to Purchase Stock, issued July 28, 2008 to ORIX Venture Finance LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.23		Form of Warrant to Purchase Stock, issued June 30, 2009 to Walter Fiederowicz, Christopher T. Fraser and Denise Nesi (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.24	+	Stock Purchase Warrant, issued October 9, 2009 to International Business Machines Corporation, as amended (incorporated by reference to Exhibit 10.24 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.25		Lease of Improved Property, dated May 15, 2005, by and between the Registrant and Baker Properties Limited Partnership (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.26		Lease Agreement, dated January 12, 2009, by and between the Registrant and Met 10A-98, Ltd., as amended (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.27		Lease, dated July 14, 2004, by and between Information Strategies Group, Inc. and PW/MW OP SUB I, LLC, predecessors in interest to the Registrant and 20 Waterview SPE LLC, respectively, as amended (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.28		Lease, dated September 21, 2009, by and between the Registrant and 205-215 Lexington Avenue Associates, LLC (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.29		Assignment and Assumption of Lease Agreement, dated as of December 23, 2008, by and among the Registrant, InterNoded, Inc. and 1440 Main Street LLC (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number		Description
10.30		Agreement of Lease, dated October 17, 2008, by and between the Registrant and 70 Hudson Street Realty L.L.C. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.31		Loan and Security Agreement, dated March 9, 2007, by and between the Registrant, Traq Wireless, Inc. and ORIX Venture Finance LLC, as amended (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

10.32	#	Form of Indemnification Agreement between the Registrant and each of David M. Coit, Gary P. Golding, Jackie R. Kimzey, Gerald G. Kokos and Noah J. Walley (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.33	#	Form of Indemnification Agreement between the Registrant and each of Ronald W. Kaiser, Richard S. Pontin and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.34		Warrant to Purchase Stock, issued January 21, 2011 to ORIX Finance Equity Investors, LP (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

10.35	+	Warrant to Purchase Common Stock, issued March 22, 2011 to Dell Products L.P. (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

10.36		Advised Line of Credit Note, issued September 28, 2011 to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)

10.37	#	Form of Indemnification Agreement between the Registrant and each of Charles D. Gamble, Gary R. Martino, Albert M. Rossini and Scott E. Snyder (incorporated by reference to Exhibit 10.37 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 10, 2011)

10.38	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.38 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.39	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Gary R. Martino (incorporated by reference to Exhibit 10.39 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.40	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert M. Rossini (incorporated by reference to Exhibit 10.40 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

Exhibit Number		Description
10.41	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Charles D. Gamble (incorporated by reference to Exhibit 10.41 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.42	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Scott E. Snyder (incorporated by reference to Exhibit 10.42 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.43	#	Separation Agreement and General Release, dated December 5, 2011, by and between the Registrant and Albert M. Rossini (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)

10.44	*#	Summary of Compensation Arrangements for Named Executive Officers and Directors

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 12, 2012)

23.1	*	Consent of BDO USA, LLP

23.2	*	Consent of Shasta Partners, LLC

31.1	*	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*†	XBRL Taxonomy Extension Schema Document

101.CAL	*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

#
Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.