Form 10-K/A
period 2011-12-31
TANGOE INC
filed 2012-04-26
CIK 1182325

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

         On April 25, 2012, the registrant filed a definitive proxy statement pursuant to Regulation 14A in connection with its 2012 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this report.

Explanatory Note

        This Amendment No. 1 to the Annual Report on Form 10-K of Tangoe, Inc. (the "Company") for the fiscal year ended December 31, 2011, as originally filed on March 29, 2012, is being filed for the sole purpose of correcting a typographical error in the certifications of the Company's Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The cover page of this Amendment No. 1 has been further updated to reflect the filing on April 25, 2012 of the Company's definitive proxy statement pursuant to Regulation 14A in connection with its 2012 Annual Meeting of Stockholders, portions of which proxy statement are incorporated by reference herein. This Amendment No. 1 does not reflect the restatement of any previously reported financial statements or, except as noted above, change any other disclosures.

        This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the fiscal year ended December 31, 2011 and the Company has not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraph. Accordingly, this Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K on March 29, 2012.

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

TANGOE, INC.
April 25, 2012	By:	/s/ ALBERT R. SUBBLOIE, JR. Albert R. Subbloie, Jr. President and Chief Executive Officer

 EXHIBIT INDEX

Exhibit Number	Description
2.1	Asset Purchase Agreement, dated as of December 21, 2010, by and between the Registrant and HCL Expense Management Services Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)
2.2	Asset Purchase Agreement, dated as of March 16, 2011, by and among the Registrant, Telwares, Inc. and Vercuity Solutions, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 1, 2011)
2.3	Agreement and Plan of Merger, dated as of December 19, 2011, by and among Tangoe, Inc., Snow Acquisition Sub, Inc., ProfitLine, Inc. and Doug Carlisle, solely in his capacity as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on December 19, 2011)
3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)
10.1#	Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.2#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.3#	Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.4#	Form of Stock Award Option Agreement under the Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.5#	Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.6#	Form of Stock Option Award Agreement under the Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.7#	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)
10.8#	Form of Stock Option Award Agreement under the 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number	Description
10.9#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 20, 2011)
10.10#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)
10.11#	Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)
10.12	Eighth Amended and Restated Investor Rights Agreement, dated as of July 28, 2008, by and among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)
10.13	Warrant to Purchase Stock, issued March 30, 2004 to Comerica Bank (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.14	Warrant to Purchase Stock, issued March 28, 2005 to Comerica Bank (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.15	Warrant to Purchase Shares of Preferred Stock of Traq Wireless, Inc., issued July 28, 2005 to Venture Lending & Leasing IV, LLC (assumed by the Registrant) (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.16	Warrant to Purchase Stock, issued November 17, 2005 to The Bank of Southern Connecticut (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.17	Warrant to Purchase Stock, issued November 17, 2005 to Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.18	Form of Warrant to Purchase Stock, issued May 23, 2006 to Bard Profit Sharing Plan, Thomas Beaumonte, Rae Ko Fairfield, Walter Fiederowicz, Christopher T. Fraser, Leonard J. Goldberg, Gary Martino, Denise S. Nesi, Scott D. Porter and PowerBridge, LLC (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.19	Warrant to Purchase Shares of Preferred Stock of Traq Wireless, Inc., issued June 7, 2006 to Venture Lending & Leasing IV, LLC (assumed by the Registrant) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.20	Warrant to Purchase Stock, issued March 9, 2007 to ORIX Venture Finance LLC (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.21	Warrant to Purchase Stock, issued March 12, 2008 to Clifton Myers Enterprises, Inc. (assigned to Daniel Riscalla) (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.22	Warrant to Purchase Stock, issued July 28, 2008 to ORIX Venture Finance LLC (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number	Description
10.23	Form of Warrant to Purchase Stock, issued June 30, 2009 to Walter Fiederowicz, Christopher T. Fraser and Denise Nesi (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.24+	Stock Purchase Warrant, issued October 9, 2009 to International Business Machines Corporation, as amended (incorporated by reference to Exhibit 10.24 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)
10.25	Lease of Improved Property, dated May 15, 2005, by and between the Registrant and Baker Properties Limited Partnership (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.26	Lease Agreement, dated January 12, 2009, by and between the Registrant and Met 10A-98, Ltd., as amended (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.27	Lease, dated July 14, 2004, by and between Information Strategies Group, Inc. and PW/MW OP SUB I, LLC, predecessors in interest to the Registrant and 20 Waterview SPE LLC, respectively, as amended (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.28	Lease, dated September 21, 2009, by and between the Registrant and 205-215 Lexington Avenue Associates, LLC (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.29	Assignment and Assumption of Lease Agreement, dated as of December 23, 2008, by and among the Registrant, InterNoded, Inc. and 1440 Main Street LLC (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.30	Agreement of Lease, dated October 17, 2008, by and between the Registrant and 70 Hudson Street Realty L.L.C. (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.31	Loan and Security Agreement, dated March 9, 2007, by and between the Registrant, Traq Wireless, Inc. and ORIX Venture Finance LLC, as amended (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)
10.32#	Form of Indemnification Agreement between the Registrant and each of David M. Coit, Gary P. Golding, Jackie R. Kimzey, Gerald G. Kokos and Noah J. Walley (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.33#	Form of Indemnification Agreement between the Registrant and each of Ronald W. Kaiser, Richard S. Pontin and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)
10.34	Warrant to Purchase Stock, issued January 21, 2011 to ORIX Finance Equity Investors, LP (incorporated by reference to Exhibit 10.34 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

Exhibit Number	Description
10.35+	Warrant to Purchase Common Stock, issued March 22, 2011 to Dell Products L.P. (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)
10.36	Advised Line of Credit Note, issued September 28, 2011 to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)
10.37#	Form of Indemnification Agreement between the Registrant and each of Charles D. Gamble, Gary R. Martino, Albert M. Rossini and Scott E. Snyder (incorporated by reference to Exhibit 10.37 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 10, 2011)
10.38#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.38 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)
10.39#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Gary R. Martino (incorporated by reference to Exhibit 10.39 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)
10.40#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert M. Rossini (incorporated by reference to Exhibit 10.40 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)
10.41#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Charles D. Gamble (incorporated by reference to Exhibit 10.41 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)
10.42#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Scott E. Snyder (incorporated by reference to Exhibit 10.42 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)
10.43#	Separation Agreement and General Release, dated December 5, 2011, by and between the Registrant and Albert M. Rossini (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)
10.44**#	Summary of Compensation Arrangements for Named Executive Officers and Directors
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 12, 2012)
23.1**	Consent of BDO USA, LLP
23.2**	Consent of Shasta Partners, LLC
31.1**	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2**	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
31.3*	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.4*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document
101.SCH**†	XBRL Taxonomy Extension Schema Document
101.CAL**†	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**†	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**†	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**†	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

**
Previously filed with this Annual Report on Form 10-K.

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