Form 10-Q
period 2012-03-31
TANGOE INC
filed 2012-05-15
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 37,180,306 shares of our common stock outstanding on April 30, 2012.

PRELIMINARY NOTES

When we use the terms “Tangoe”, the “Company”, “we”, “us” and “our”, we mean Tangoe, Inc. and its consolidated subsidiaries.

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this quarterly report regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. These forward-looking statements include, among other things, statements about:

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. The important factors discussed below under Part II — “Other Information”, Item 1A. — “Risk Factors” among others could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2011	2012
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,407	$37,866
Accounts receivable, less allowances of $102	25,311	26,551
Prepaid expenses and other current assets	2,503	3,428
Total current assets	71,221	67,845

COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,334	3,496

OTHER ASSETS:
Intangible assets-net	28,800	34,543
Goodwill	36,266	44,728
Security deposits and other non-current assets	1,241	1,906
TOTAL ASSETS	$140,862	$152,518

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,605	$8,555
Accrued expenses	7,061	7,925
Deferred revenue-current portion	9,051	9,457
Notes payable-current portion	7,904	13,187
Other current liabilities	1,079	746
Total current liabilities	31,700	39,870

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	1,659	3,601
Deferred revenue-less current portion	2,624	2,274
Notes payable-less current portion	8,290	4,918
Total liabilities	44,273	50,663

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2011 and March 31, 2012; 33,152,592 and 34,349,633 shares issued and outstanding as of December 31, 2011 and March 31, 2012, respectively	3	3
Additional paid-in capital	142,905	147,909
Warrants for common stock	10,610	10,610
Less: notes receivable for purchase of common stock	(93)	—
Accumulated deficit	(56,795)	(56,603)
Other comprehensive loss	(41)	(64)
Total stockholders’ equity	96,589	101,855
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,862	$152,518

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2012

Revenue:
Recurring technology and services	$19,927	$30,756
Strategic consulting, software licenses and other	2,414	3,391
Total revenue	22,341	34,147

Cost of revenue:
Recurring technology and services	9,057	14,316
Strategic consulting, software licenses and other	1,272	1,458
Total cost of revenue	10,329	15,774

Gross profit	12,012	18,373

Operating expenses:
Sales and marketing	3,698	5,544
General and administrative	3,736	6,701
Research and development	2,862	3,689
Depreciation and amortization	1,008	1,875
Income from operations	708	564

Other income (expense), net
Interest expense	(659)	(235)
Interest income	4	17
Increase in fair value of warrants for redeemable convertible preferred stock	(540)	—
(Loss) income before income tax provision	(487)	346
Income tax provision	126	154
Net (loss) income	(613)	192
Preferred dividends	(929)	—
Accretion of redeemable convertible preferred stock	(16)	—
(Loss) income applicable to common stockholders	$(1,558)	$192

(Loss) income per common share:
Basic	$(0.33)	$0.01
Diluted	$(0.33)	$0.00

Weighted average number of common share:
Basic	4,672	33,826
Diluted	4,672	39,431

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)

(in thousands)

	For the Three Months ended
	March 31,
	2011	2012

Net (loss) income	(613)	192
Foreign currency translation adjustment	(4)	(23)
Total	$(617)	$169

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2012

(in thousands, except share amounts)

					Notes
					Receivable
	Common Stock		Additional	Common	for Purchase		Other	Total
	Number of		Paid-In	Stock	of Common	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Capital	Warrants	Stock	Deficit	Loss	Equity
Balance December 31, 2011	33,152,592	$3	$142,905	$10,610	$(93)	$(56,795)	$(41)	$96,589
Net income	—	—	—	—	—	192	—	192
Foreign currency translation adjustment	—	—	—	—	—	—	(23)	(23)
Securities issued in connection with acquisition	165,775	—	1,984	—	—	—	—	1,984
Issuance of shares from exercise of stock options	490,950	—	1,396	—	—	—	—	1,396
Issuance of shares from cashless exercise of stock warrants	398,060	—	—	—	—	—	—	—
Issuance of shares from executive stock grant	9,639	—	150	—	—	—	—	150
Repayment of notes receivable	—	—	—	—	70	—	—	70
Reclassification of notes receivable	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	1,474	—	—	—	—	1,474
Balance March 31, 2012	34,217,016	$3	$147,909	$10,610	$—	$(56,603)	$(64)	$101,855

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2011	2012
Operating activities:
Net (loss) income	$(613)	$192
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount	180	191
Amortization of leasehold interest	—	(24)
Depreciation and amortization	1,008	1,875
(Decrease) increase in deferred rent liability	(125)	43
Amortization of marketing agreement intangible assets	19	32
Allowance for doubful accounts	11	—
Deferred income taxes	126	6
Stock based compensation	835	1,624
Increase in fair value of warrants for redeemable convertible preferred stock	540	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,606)	190
Prepaid expenses and other assets	94	—
Other assets	(444)	10
Accounts payable	815	928
Accrued expenses	(424)	(1,112)
Deferred revenue	713	(426)
Net cash provided by operating activities	1,129	3,529
Investing activities:
Purchases of computers, furniture and equipment	(86)	(426)
Cash paid in connection with acquisitions	(8,166)	(8,577)
Net cash used in investing activities	(8,252)	(9,003)
Financing activities:
Repayment of debt	(11,949)	(1,544)
Borrowings of debt	20,000	—
Deferred financing costs	(170)	—
Proceeds from repayment of notes receivable	—	70
Proceeds from exercise of stock options	205	1,396
Net cash provided by (used in) financing activities	8,086	(78)

Effect of exchange rate on cash	—	11

Net increase (decrease) in cash and cash equivalents	963	(5,541)
Cash and cash equivalents, beginning of period	5,913	43,407
Cash and cash equivalents, end of period	$6,876	$37,866

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

Public Offerings

In April 2012, the Company completed a public offering whereby it sold 2,200,000 shares of common stock at a price to the public of $18.50 per share.  The Company’s common stock is traded on the NASDAQ Global Market.  The Company received proceeds from this public offering of $38.5 million, net of underwriting discounts and commissions but before offering costs of $0.7 million.  Offering costs at March 31, 2012 of $0.7 million that are recorded in other non-current assets will be reclassified as a reduction to additional paid-in capital in the second quarter of 2012.

As part of this public offering, an additional 7,000,000 shares of common stock were sold by certain existing stockholders at a price to the public of $18.50 per share, including 1,200,000 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares.  The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

In August 2011, the Company completed its initial public offering whereby it sold 7,500,000 shares of common stock at a price to the public of $10.00 per share.  The Company received proceeds from its initial public offering of $66.0 million, net of underwriting discounts and commissions and other offering costs of $3.8 million.

As part of the initial public offering, an additional 2,585,500 shares of common stock were sold by certain existing stockholders at a price to the public of $10.00 per share, including 1,315,500 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares.  The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011filed with the Securities Exchange Commission (“SEC”) on March 29, 2012, as amended by the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on April 26, 2012 (collectively, the “2011 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2011 included in the 2011 Form 10-K.  Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

2.       Business Combinations

HCL Expense Management Services, Inc.

In December 2010, the Company entered into an Asset Purchase Agreement (the “HCL-EMS APA”) to acquire substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”). Pursuant to the terms of the HCL-EMS APA, the Company paid $3.0 million in cash at closing, which took place on January 25, 2011 (“HCL-EMS Closing Date”). In addition, the Company is obligated to pay deferred cash consideration following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. The Company valued this contingent consideration at $3.4 million. The Company has included the operating results of HCL-EMS in its consolidated financial statements since the date of acquisition, including revenue of $5.9 million. In connection with this transaction the Company has recorded on its consolidated statement of operations in the third quarter of 2011 a restructuring charge related to terminating the use of the former HCL-EMS leased facility in Rutherford, New Jersey that is subject to a lease assumed by the Company in connection with the acquisition.

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

Allocation of Purchase Consideration:
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

Telwares, Inc.

On March 16, 2011, the Company entered into an Asset Purchase Agreement (the “Telwares APA”) with Telwares, Inc. to purchase certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc as defined in the Telwares APA (such acquired assets and liabilities, “Telwares”). Pursuant to the terms of the agreement, the Company will pay $7.7 million in cash as follows: $5.2 million at closing, which includes a working capital adjustment of $0.7 million, which took place on March 16, 2011, and deferred cash consideration, subject to set-off rights of the Company with respect to indemnities given by Telwares under the Telwares APA, of $1,250,000 on March 16, 2012, and $1,250,000 on March 16, 2013.  The Company made the first installment payment of $1,250,000 on March 16, 2012.

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

Allocation of Purchase Consideration:
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

ProfitLine, Inc.

On December 19, 2011, the Company and Snow Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the “Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProfitLine, Inc., a Delaware corporation (“ProfitLine”), and Doug Carlisle, solely in his capacity as Stockholder Representative under the Merger Agreement, under which the parties agreed to the merger of the Acquisition Sub with and into ProfitLine (the “Merger”) with ProfitLine surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the terms of the agreement, the Company paid $14,500,000 in cash at closing. In addition, an additional $9,000,000 is payable in cash in installments of $4,500,000 each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. Among other things, these indemnity obligations relate to representations and warranties given by ProfitLine under the Merger Agreement. Certain indemnities are subject to limitations, including a threshold, certain caps and a limited survival period. Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company’s cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $20,000,000 at any time prior to payment of the first $4,500,000 installment of deferred consideration, or $15,000,000 at any time after payment of the first and before payment of the second $4,500,000 installment of deferred consideration.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

ProfitLine Purchase Price Allocation

The allocation of the total purchase price of ProfitLine’s net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of December 19, 2011. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$14,500
Deferred cash consideration	8,674
$23,174
Allocation of Purchase Consideration:
Current assets	$3,183
Property and equipment	675
Other assets	117
Identifiable intangible assets	8,717
Goodwill	13,801
Total assets acquired	26,493
Accounts payable and accrued expenses	(3,167)
Deferred revenue	(152)
$23,174

The goodwill amount has been revised from the preliminary purchase price allocation previously disclosed as a result of an unfavorable leasehold interest related to the Company’s office lease in San Diego.  The leasehold interest amount of $0.4 million will be amortized over the remaining term of the facility lease.

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

Anomalous Networks, Inc.

On January 10, 2012 (the “Anomalous Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Anomalous Purchase Agreement”) with Anomalous Networks Inc., a corporation incorporated under the laws of Canada (“Anomalous”), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the “Anomalous Share Purchase”). This acquisition reflects the Company’s strategy to broaden its suite of offerings and to provide real time telecom expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) approximately $1,000,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company’s common stock and (iv) 132,617 unvested and unregistered shares of the Company’s common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013 (the “Earn-Out Period”). With the exception of the cash paid at the closing, substantially all of the consideration paid and payable by the Company remains subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the Anomalous Purchase Agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The vested shares issued by the Company at closing are subject to a one-year lock-up period,

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

the unvested shares are also subject to a lock-up unless and until they become vested following the end of the Earn-Out Period and substantially all of the shares are subject to the set-off rights described above. Under the Anomalous Purchase Agreement, the Company is required to make an advance deposit into escrow of the $1,000,000 of deferred consideration in the event that the Company’s cash and cash equivalents is below $15,000,000 at any time before payment of the $1,000,000 of deferred consideration.  The Company has included the operating results of Anomalous in its consolidated financial statements since the date acquisition, including revenue of $0.2 million through March 31, 2012.

Anomalous Purchase Price Allocation

The allocation of the total purchase price of Anomalous’ net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of January 10, 2012. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$3,521
Common stock	1,984
Deferred cash consideration	1,495
$7,000
Allocation of Purchase Consideration:
Current assets	$1,140
Property and equipment	47
Other assets	10
Identifiable intangible assets	2,857
Goodwill	4,477
Total assets acquired	8,531
Accounts payable and accrued expenses	(394)
Deferred taxes	(767)
Deferred revenue	(370)
$7,000

The goodwill and identifiable intangible assets related to the Anomalous acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Technology	$2,017	5.0
Non-compete covenants	553	2.0
Customer relationships	236	4.0
Tradenames	51	3.0
Total intangible assets	$2,857

ttMobiles Limited.

On February 21, 2012 (the “ttMobiles Acquisition Date”), the Company entered into a Share Purchase Agreement (the “ttMobiles Purchase Agreement”), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England (“ttMobiles”), under which the Company agreed to purchase all of the issued share capital of ttMobiles

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

(the “ttMobiles Share Purchase”). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4,000,000 in cash paid at the closing, and (ii) £1,500,000 in cash payable on the first anniversary of the closing (the “Deferred Consideration”). The purchase price is subject to a net asset adjustment pursuant to which the purchase price will be increased or decreased to the extent that the net asset position of ttMobiles is more or less than a specified target by an amount that exceeds 5% of the target. The Deferred Consideration remains subject to set-off rights of the Company with respect to claims for breach of warranties and certain indemnities given by the former holders of the issued share capital of ttMobiles under the ttMobiles Purchase Agreement. Any breach claims and indemnities would be subject to limitations, including a threshold, certain baskets, caps and limited survival periods.  The Company has included the operating results of ttMobiles in its consolidated financial statements since the date of acquisition, including revenue of $0.8 million through March 31, 2012.

ttMobiles Purchase Price Allocation

The allocation of the total purchase price of ttMobiles’ net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of February 21, 2012. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$6,359
Deferred cash consideration	2,315
$8,674
Allocation of Purchase Consideration:
Current assets	$2,469
Property and equipment	188
Identifiable intangible assets	4,288
Goodwill	3,557
Total assets acquired	10,502
Accounts payable and accrued expenses	(848)
Deferred taxes	(954)
Deferred revenue	(26)
$8,674

The goodwill and identifiable intangible assets related to the ttMobiles acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$2,606	9.0
Technology	1,178	5.0
Tradenames	388	4.0
Non-compete covenant	116	2.0
Total intangible assets	$4,288

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2011 and 2012 as if the acquisitions of HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles occurred at the beginning of 2011.  These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2011.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2012

Revenue	$32,169	$35,981
Operating (loss) income	(775)	557
(Loss) income applicable to common stockholders	(3,277)	166
Basic (loss) income per common share	$(0.70)	$0.00

Diluted (loss) income per common share	$(0.70)	$0.00

3. Loss per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three months ended March 31, 2011 and 2012:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2011	2012

Basic net (loss) income per common share
Net (loss) income	$(613)	$192
Less: Preferred stock dividends	(929)	—
Less: Accretion of redeemable convertible preferred stock	(16)	—
(Loss) income applicable to common stockholders	$(1,558)	$192

Basic (loss) income per common share	$(0.33)	$0.01

Weighted-average common shares outstanding	4,672	33,826

Diluted net (loss) income per common share
Net (loss) income	$(613)	$192
Less: Preferred stock dividends	(929)	—
Less: Accretion of redeemable convertible preferred stock	(16)	—
(Loss) income applicable to common stockholders	$(1,558)	$192

Diluted (loss) income per common share	$(0.33)	$0.00

Weighted-average common shares used to compute diluted net (loss) income per share	4,672	39,431

Diluted (loss) income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	6,026	35
Outstanding restricted stock units	—	48
Common stock warrants	1,359	—

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

On August 1, 2011, as a result of the initial public offering all preferred stock was converted to common stock and all preferred stock warrants converted to warrants to purchase common stock.

4.      Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	March 31,
(in thousands)	2011	2012

Computers and software	$8,192	$8,642
Furniture and fixtures	748	860
Leasehold improvements	635	739
	9,575	10,241
Less accumulated depreciation	(6,241)	(6,745)
Computers, furniture and equipment-net	$3,334	$3,496

Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2011 and March 31, 2012. Accumulated depreciation on equipment under capital leases totaled approximately $1.4 million and $1.5 million as of December 31, 2011 and March 31, 2012, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $0.3 million and $0.5 million for the three months ended March 31, 2011 and 2012, respectively.

In connection with the business combinations described in Note 2, the Company acquired fixed assets with fair values of $0.2 million during the first quarter of 2012.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

5.      Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2011 and March 31, 2012:

			Weighted
	December 31,	March 31,	Average Useful
(in thousands)	2011	2012	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(634)	(667)
Patents, net	420	387
Technological know-how	7,831	11,026	6.4
Less: accumulated amortization	(2,465)	(2,962)
Technological know-how, net	5,366	8,064
Customer relationships	23,550	26,392	8.6
Less: accumulated amortization	(7,236)	(7,966)
Customer relationships, net	16,314	18,426
Convenants not to compete	198	867	2.0
Less: accumulated amortization	(163)	(239)
Convenants not to compete, net	35	628
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(118)	(149)
Strategic marketing agreement, net	6,085	6,054
Tradenames	335	774	3.9
Less: accumulated amortization	(2)	(37)
Tradenames, net	333	737
Trademarks	247	247	Indefinite
Intangible assets, net	$28,800	$34,543

The related amortization expense of intangible assets for the three months ended March 31, 2011 and 2012 was $0.6 million and $1.4 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exists at March 31, 2012 is as follows:

(in thousands)
April 1, 2012 to December 31, 2012	$4,593
2013	6,175
2014	5,293
2015	3,935
2016	3,694
Thereafter	10,606
Total	$34,296

The following table presents the changes in the carrying amounts of goodwill for the three months ended March 31, 2012.

Carrying
(in thousands)	Amount

Balance at December 31, 2011	$36,266
ProfitLine leasehold interest adjustment	428
Anomalous	4,477
ttMobiles	3,557
Balance at March 31, 2012	$44,728

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

6.     Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions described in Note 2. This charge reflects the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs. The liabilities related to the restructuring charge are included in other current liabilities and deferred rent and other non-current liabilities on the Company’s consolidated balance sheet. The following table summarizes the activity in the liabilities related to the restructuring charge for the three months ended March 31, 2012:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Other Costs	Total

Remaining liability at December 31, 2011	$1,265	$69	$1,334
Cash payments	(163)	—	(163)
Non-cash charges and other	—	5	5
Remaining liability at March 31, 2012	1,102	74	1,176

	less: current portion		(746)
	Long-term portion		430

7.      Debt

As of December 31, 2011 and March 31, 2012, debt outstanding included the following:

	December 31,	March 31,
(in thousands)	2011	2012

HCL contingent consideration, net of unamortized discount of $152 at March 31, 2012. Payable in annual installments starting in 2012, as described below	$3,731	$3,789

Deferred Telwares purchase price, net of unamortized discount of $109 at March 31, 2012. Payable in annual installments starting in March 2012, as described below	2,338	1,141

Deferred ProfitLine purchase price, net of unamortized discount of $253 at March 31, 2012. Payable in annual installments starting in December 2012, as described below	8,682	8,747

Deferred Anomalous purchase price, net of unamortized discount of $22 at March 31, 2012. Payable in one installment in January 2013, as described below	—	957

Deferred ttMobiles purchase price, net of unamortized discount of $62 at March 31, 2012. Payable in one installment in February 2013, as described below	—	2,322

Capital lease and other obligations	1,443	1,149
Total notes payable	$16,194	$18,105
Less current portion	$(7,904)	$(13,187)
Notes payable, less current portion	$8,290	$4,918

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Contingent HCL-EMS Consideration

As described in Note 2, the purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date of January 25, 2011, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The only adjustment to this balance in 2012 was the accretion of imputed interest.

Deferred Telwares Purchase Price

As described in Note 2, the purchase consideration for the acquisition of Telwares includes deferred cash consideration. The deferred cash consideration includes payments of $1,250,000 on March 16, 2012 and $1,250,000 on March 16, 2013, subject to set-off rights of the Company with respect to indemnities given by Telwares under the Telwares APA. The Company paid the first installment of $1,250,000 on March 16, 2012.  No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The only adjustments to the balance in 2012 were the accretion of imputed interest and the payment of the first installment.

Deferred ProfitLine Purchase Price

As described in Note 2, the purchase consideration for the acquisition of ProfitLine includes deferred cash consideration. The deferred cash consideration includes payments of $9,000,000 in installments of $4,500,000 each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The only adjustment to this balance in 2012 was the accretion of imputed interest.  Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company’s cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $20,000,000 at any time prior to payment of the first $4,500,000 installment of deferred consideration, or $15,000,000 at any time after payment of the first and before payment of the second $4,500,000 installment of deferred consideration.

Deferred Anomalous Purchase Price

As described in Note 2, the purchase consideration for the acquisition of Anomalous includes deferred cash consideration.  The deferred cash consideration includes a payment of $1,000,000 in cash on the first anniversary of the Anomalous Closing Date, subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $29,000 based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration is unsecured.  Under the Anomalous Purchase Agreement, the Company is required to make an advance deposit into escrow of the $1,000,000 of deferred consideration in the event that the Company’s cash and cash equivalents is below $15,000,000 at any time before payment of the $1,000,000 of deferred consideration.

Deferred ttMobiles Purchase Price

As described in Note 2, the purchase consideration for the acquisition of ttMobiles includes deferred cash consideration.  The Deferred Consideration includes a payment of £1.5 million (or approximately $2.4 million) in cash payable on the first anniversary of the ttMobiles Acquisition Date.  No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.1 million based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration is unsecured. The Deferred Consideration remains subject to set-off rights of the Company with respect to claims for breach of warranties and certain indemnities given by the former holders of the issued share capital of ttMobiles under the ttMobiles Purchase Agreement. Any breach claims and indemnities would be subject to limitations, including a threshold, certain baskets, caps and limited survival periods.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

8.     Stockholders’ Equity

Common Stock—As of December 31, 2011 and March 31, 2012, the number of authorized shares of common stock, par value $0.0001 per share was 150,000,000, of which 33,152,592 and 34,349,633 were issued and outstanding, respectively.

During the three months ended March 31, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 2.  Additionally, the Company issued 9,639 shares of its common stock to two of its officers under the provisions of the 2011 Plan.

Preferred Stock—As of December 31, 2011 and March 31, 2012, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000 of which 0 were issued and outstanding.

Investor Rights Agreements—Holders of a substantial portion of the Company’s outstanding common stock and warrants to purchase common stock have rights to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company’s Eighth Amended and Restated Investors Rights Agreement, as amended.

Warrants

Common Stock Warrants—During the three months ended March 31, 2012, warrant holders exercised warrants to purchase a total of 522,507 shares of common stock pursuant to a cashless exercise feature of these warrants.  As a result of the cashless exercise, 398,060 shares of common stock were issued and 124,447 warrant shares were cancelled in lieu of payment of cash consideration to the Company.

On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of March 31, 2012, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

On October 9, 2009, the Company issued a warrant to purchase up to 3,198,402 shares of its common stock to International Business Machines Corporation (“IBM”) in connection with the entry of the Company and IBM into a five-year strategic relationship agreement. Under the terms of the warrant, 890,277 shares of common stock were vested and exercisable immediately upon execution of the agreement. Up to an additional 2,308,125 shares of common stock may become exercisable upon the achievement of certain billing thresholds over a three-year period. The warrant is exercisable at $4.148 per share. (Certain terms of this warrant were amended on June 8, 2011, as described in the paragraph below). The Company valued the initial 890,277 shares of common stock exercisable under the warrant at $1.7 million using the Black-Scholes valuation model at the time of the signing of the agreement. The Black-Scholes valuation assumptions included an expected term of seven years, volatility of 67.77% and a risk free interest rate of 2.93%. The Company recorded the $1.7 million value of the initial 890,277 shares of common stock as an increase to warrants for common stock and an increase to other non-current assets on the Company’s consolidated balance sheet. During the three months ended December 31, 2009, the Company determined that it was probable that IBM would reach certain of the billing thresholds to have an additional 947,103 shares of common stock become exercisable. The additional shares of common stock exercisable under the warrant were valued at $1.4 million using the Black-Scholes valuation model at the time the Company determined it was probable they would reach the billing thresholds. The Company recorded the value of the additional shares of common stock to intangible assets and non-current liabilities.  In December 2010, the Company reviewed the actual billings to date related to the strategic relationship agreement and determined it was probable IBM would reach the billing thresholds to earn 624,755 shares of the additional 947,103 shares of common stock accrued. The Company reversed $920,000 of market value related to the 322,348 shares of common

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

stock no longer deemed probable of being earned.

On June 8, 2011, certain terms of the common stock warrant described above were amended by the Company and IBM. Under the terms of the amended warrant agreement, an additional 624,755 shares of common stock were vested and exercisable immediately (in addition to the 890,277 shares previously vested and exercisable), the additional warrant shares that may be earned were reduced from 2,308,125 to 651,626 shares of common stock, and the methodology for earning the additional warrant shares was revised to be based on specified new contractual revenue commitments from IBM that occur between June 8, 2011 and June 30, 2012. Based on this amendment, the maximum number of warrant shares (issued and issuable) to IBM was reduced from 3,198,402 to 2,166,658 shares of common stock. The fair value of the 624,755 warrant shares vested as a result of this amendment was determined to be $4.5 million using the Black-Scholes valuation model. The Company recorded these vested warrant shares as an increase to warrants for common stock, reversed the non-current liability associated with the previous accrual for these warrant shares, and the difference was added to intangible assets and is being amortized in proportion to the expected revenue over the remainder of the original ten-year period noted above. On a quarterly basis the Company evaluates the probability of IBM vesting in any of the 651,626 additional warrant shares between June 8, 2011 and June 30, 2012, and to the extent the Company deems it probable that any portion of these additional warrant shares will be earned, the Company would record the fair value of the additional shares of common stock to intangible assets and non-current liabilities using a Black-Scholes valuation model, and mark to market each period thereafter until such time that the warrant shares are actually earned and vest. On August 30, 2011, the Company issued 930,511 shares of its common stock to IBM upon the exercise by IBM of this warrant, pursuant to a cashless exercise feature.  As a result of the cashless exercise, 584,521 warrant shares were cancelled in lieu of the payment of cash consideration to the Company.

The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the three months ended March 31, 2011 and 2012, the Company recorded $18,647 and $31,505, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value has been marked to market on a quarterly basis until the warrant shares were earned and vested.

A summary of warrants exercised to purchase common stock during the three months ended March 31, 2012 is presented below:

Number of
Stock
Warrants

Outstanding at beginning of the year	589,941
Exercised	(398,060)
Issued	—
Cancelled	(124,447)
Outstanding at end of the period	67,434

Weighted average exercise price	$1.93

Stock Options—As of March 31, 2012, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

expire 10 years after the date of the grant. During the three months ended March 31, 2012, the Company’s board of directors granted options to purchase an aggregate of 1,667,424 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $15.58 per share.

A summary of the status of stock options issued pursuant to the Plans during the three months ended March 31, 2012 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,670,335	$3.60
Granted	1,667,424	$15.58
Forfeited	(143,911)	$5.39
Exercised	(490,950)	$2.84
Outstanding at end of the period	7,702,898	$6.21	7.6

Exercisable at end of the period	3,796,175	$2.34	6.1

Available for future grants at March 31, 2012	1,732,050

The intrinsic values of options outstanding, vested and exercised during the three months ended March 31, 2012 were as follows:

	2012
	Number of	Intrinsic
	Options	Value
Outstanding	7,702,898	$97,053,027
Vested	3,796,175	$62,519,474
Exercised	490,950	$6,813,792

During the three months ended March 31, 2012, employees and former employees of the Company exercised options to purchase a total of 490,950 shares of common stock at exercise prices ranging from $0.25 to $5.99 per share. Proceeds from the stock option exercises totaled $1.4 million.

Restricted Stock Units—During the three months ended March 31, 2012, the Company issued 130,500 restricted stock units to certain employees under the provisions of the 2011 Plan. This grant of restricted stock units had an aggregate value of $2.1 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s stock price at the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 2 to 4 years.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the three months ended March 31, 2012, the Company recorded stock-based compensation expenses of $0.1 million related to restricted stock unit awards.

As of March 31, 2012, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

A summary of the status of restricted stock units issued pursuant to the Plans during the three months ended March 31, 2012 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	—	$—
Granted	130,500	$16.05
Outstanding at end of the period	130,500	$16.05

Exercisable at end of the period	—	$—

In accordance with Accounting Standards Classification (“ASC”) 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $0.8 million and $1.6 million for the three months ended March 31, 2011 and 2012, respectively, which is included on the accompanying consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2012
Cost of goods sold	$149	$250
Sales and marketing expenses	173	366
General and administrative expenses	472	915
Research and development	41	93
Total stock-based employee compensation	$835	$1,624

Stock-based employee compensation expense for equity awards granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2012	$5,902
2013	6,795
2014	5,854
2015	4,006
2016	406
$22,963

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant for stock options. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black-Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

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

The fair value of the options granted during 2012 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2012

Expected dividend yield	0%
Risk-free interest rate	0.96% to 1.16%
Expected term (in years)	5.5 - 6.1 years
Expected volatility	59.78% - 59.92%

Based on the above assumptions, the weighted average fair value per share of stock options granted during the three months ended March 31, 2012 was approximately $8.61.

9.     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets and to a lesser extent because of the impact of state income taxes.  As described in the 2011 Form 10-K, the Company maintains a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 and the basis for that measurement:

	Fair Value Measurement at March 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,045	$28,045	$—	$—
Contingent HCL-EMS acquisition consideration	3,789	—	—	3,789
	$31,834	$28,045	$—	$3,789

	Fair Value Measurement at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$30,031	$30,031	$—	$—
Contingent HCL-EMS acquisition consideration	3,731	—	—	3,731
	$33,762	$30,031	$—	$3,731

The Company’s investment in overnight money market institutional funds, which amounted to $30.0 million and $28.0 million at December 31, 2011 and March 31, 2012, respectively, is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of March 31, 2012, there were no changes in the recognized amounts, except for the accretion of interest, or potential outcome for the contingent consideration recognized as a result of the HCL-EMS acquisition.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments. The carrying amounts of the Company’s deferred purchase price consideration to Telwares, ProfitLine, Anomalous and ttMobiles approximate fair value as the effective interest rates approximates market rates.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

11.  Supplemental Cash Flow Information:

Information about other cash flow activities during the three months ended March 31, 2011 and 2012 are as follows:

	Three months ended March 31,
(in thousands)	2011	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$399	$36
Income tax payments	$43	$14

NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$3,390	$—
Deferred purchase price in connection with Telwares acquisition	$2,154	$—
Deferred purchase price in connection with Anomalous acquisition	$—	$950
Deferred purchase price in connection with ttMobiles acquisition	$—	$2,315
Preferred stock dividends and accretion	$945	$—
Issuance of warrants in connection with notes payable and marketing agreement	$1,356	$—
Computer, furniture and equipment acquired with capital lease	$297	$—
Unpaid deferred secondary offering costs	$266	$640
Cashless exercise of warrants	$24	$479

12.  Commitments and Contingencies

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

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases. Additionally, the Company has entered into several operating leases for various office equipment items, which expire between 2012 and 2015.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

As of March 31, 2012, the Company’s obligation for future minimum rental payments related to these leases is as follows:

(in thousands)	Operating Leases	Capital Leases
April 1, 2012 to December 31, 2012	$4,651	$602
2013	5,883	492
2014	5,537	133
2015	3,806	—
2016	1,439	—
Total future minimum lease obligations	$21,316	$1,227

Less: amount representing interest		(78)
Present value of minimum lease obligations		$1,149

Rent expense, included in general and administrative expense, was approximately $0.6 million and $1.1 million for the three months ended March 31, 2011 and 2012, respectively.

13.  Subsequent Events

In April 2012, the Company completed a public offering whereby it sold 2,200,000 shares of common stock at a price to the public of $18.50 per share.  The Company’s common stock is traded on the NASDAQ Global Market.  The Company received proceeds from this public offering of $38.5 million, net of underwriting discounts and commissions but before offering costs of $0.7 million.  Offering costs at March 31, 2012 of $0.7 million that are recorded in other non-current assets will be reclassified as a reduction to additional paid-in capital in the second quarter of 2012.

As part of this public offering, an additional 7,000,000 shares of common stock were sold by certain existing stockholders at a price to the public of $18.50 per share, including 1,200,000 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares.  The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

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

We designed our business model to sell recurring technology and services leveraging our Communications Management Platform. We review four key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) plus interest expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and decrease (increase) in fair value of warrants for redeemable convertible preferred stock; less amortization of leasehold interest and interest income.  Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure.  Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2012.

Recurring technology and services revenue growth.  In 2006, we began a strategic initiative to transition our business model from selling transactional software licenses to providing recurring technology-enabled services leveraging both our technology and communications industry experience. We further implemented this initiative with the acquisition of Traq Wireless, Inc., or Traq, as discussed below. Traq’s revenue base was primarily recurring, which substantially increased our 2007 recurring revenue. We regularly review our recurring revenue growth to measure our success.

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

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for implementation fees which are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship. As of March 31, 2012, implementation fees represented $2.0 million of the $11.7 million deferred revenue balance.

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

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. This summary, however, should be considered along with the factors identified in the “Risk Factors” section of this Quarterly Report on Form 10-Q.

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

Acquisitions

On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions, for $3.0 million in cash plus potential earnout payments, which we currently estimate will amount to approximately $3.4 million, based on revenues derived from providing selected services to former HCL-EMS customers over the two years following the acquisition as well as transaction costs of approximately $140,000. These transaction costs were expensed as incurred.  The earnout payments are subject to set-off rights of ours with respect to indemnities given by HCL-EMS under our Asset Purchase Agreement for HCL-EMS.

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

On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks Inc., or Anomalous, a provider of real-time telecommunications expense management solutions. The aggregate purchase was approximately $9.0 million, which consisted of approximately $3.5 million in cash paid at the closing, approximately $1.0 million in cash payable on the first anniversary of the closing, 165,775 unregistered shares of our common stock and 132,617 unvested and unregistered shares of our common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. With the exception of the cash paid at the closing, substantially all of the consideration paid and payable by us remains subject to set-off rights that we hold with respect to indemnities given by the former shareholders of Anomalous under the purchase agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the purchase agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The vested shares that we issued at closing are subject to a one-year lock-up period, the unvested shares are also subject to a lock-up unless and until they become vested following January 31, 2013 and substantially all of the shares are subject to the set-off rights described above. Under the Anomalous purchase agreement, we are required to make an advance deposit into escrow of $1.0 million of deferred consideration in the event that our cash and cash equivalents is below $15.0 million at any time before payment of the $1.0 million of deferred consideration. The transaction costs were immaterial and were expensed as incurred.

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

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $18,647 and $31,505 of amortization as a contra-revenue charge during the three months ended March 31, 2011 and 2012, respectively.

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

As of December 31, 2011, we had U.S. federal net operating loss carryforwards of approximately $81.0 million, which, if unused, expire from 2020 to 2031, and U.S. federal research and development tax credit carryforwards of approximately $3.0 million, which expire through 2029. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Section 382 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2011, $38.0 million of our net operating loss and tax credit carryforwards were so limited. At December 31, 2011, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our net operating loss or tax credit carryforwards would increase net income in the period in which we make such a determination.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, or the SEC on March 29, 2012, as amended by our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on April 26, 2012, which we refer to collectively as the 2011 Form 10-K. Since the date of those financial statements, there have been no material changes to our significant accounting policies.

Results of Operations for the Three Month Periods Ended March 31, 2011 and 2012

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
(in thousands, except percentages)	2011	% of revenue	2012	% of revenue
Revenue:
Recurring technology and services	$19,927	89%	$30,756	90%
Strategic consulting, software licenses and other	2,414	11%	3,391	10%
Total revenue	22,341	100%	34,147	100%
Cost of revenue:
Recurring technology and services	9,057	41%	14,316	42%
Strategic consulting, software licenses and other	1,272	6%	1,458	4%
Total cost of revenue(1)	10,329	46%	15,774	46%

Gross profit	12,012	54%	18,373	54%
Operating expense:
Sales and marketing (1)	3,698	17%	5,544	16%
General and administrative (1)	3,736	17%	6,701	20%
Research and development(1)	2,862	13%	3,689	11%
Depreciation and amortization	1,008	5%	1,875	5%
Income from operations	708	3%	564	2%

Other income (expense), net
Interest expense	(659)	(3)%	(235)	(1)%
Interest income	4	0%	17	0%
Increase in fair value of warrants for redeemable convertible preferred stock	(540)	(2)%	—	—
(Loss) income before income tax provision	(487)	(2)%	346	1%
Income tax provision	126	1%	154	0%
Net (loss) income	$(613)	(3)%	$192	1%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$149		$250
Sales and marketing	173		366
General and administrative	472		915
Research and development	41		93
	$835		$1,624

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended March 31,		Increase
(in thousands, except percentages)	2011	2012	$	%
Recurring technology and services	$19,927	$30,756	$10,829	54%
Strategic consulting, software licenses and other	2,414	3,391	977	40%
Total revenue	$22,341	$34,147	$11,806	53%

Our recurring technology and services revenue increased $10.8 million or 54%, for the three months ended March 31, 2012 as compared to the same period of 2011, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform by current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles strategic acquisitions.

Our strategic consulting, software licenses and other revenue increased $1.0 million or 40%, for the three months ended March 31, 2012 as compared to the same period of 2011, primarily due to an increase in software license fees of $0.4 million, strategic sourcing revenue of $0.4 million and telecommunication accessories sales revenue of $0.3 million.  These increases were partially offset by a decrease of $0.2 million in consulting and other revenues.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended March 31,		Increase
(in thousands, except percentages)	2011	2012	$	%
Recurring technology and services	$9,057	$14,316	$5,259	58%
Strategic consulting, software licenses and other	1,272	1,458	186	15%
Total cost of revenue	$10,329	$15,774	$5,445	53%

Gross profit	$12,012	$18,373	$6,361	53%

Gross margin	54%	54%

Our recurring technology and services cost of revenue increased $5.3 million for the three months ended March 31, 2012 as compared to the same period in 2011.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs of $4.2 million, an increase in outside contractor costs of $0.7 million and an increase in travel-related expenses and other infrastructure costs of $0.2 million.  The increases in personnel-related, outside contractor costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.

Our strategic consulting, software licenses and other cost of revenue increased $0.2 million for the three months ended March 31, 2012 as compared to the same period in 2011, primarily as a result of costs associated with our sales of telecommunication accessories related to our mobile business.

As a percentage of revenue, gross profit was 54% for the three months ended March 31, 2011 and 2012.  The $6.4 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended March 31,
	2011		2012
		% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$3,698	17%	$5,544	16%	$1,846	50%
General and administrative	3,736	17%	6,701	20%	2,965	79%
Research and development	2,862	13%	3,689	11%	827	29%
Depreciation and amortization	1,008	5%	1,875	5%	867	86%
Total operating expense	$11,304	51%	$17,809	52%	$6,505	58%

Sales and marketing expense.  Our sales and marketing expense increased $1.8 million for the three months ended March 31, 2012 as compared to the same period of 2011, primarily due to increases in personnel-related costs, including salary and other compensation-related costs of $1.4 million, as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.3 million in travel expense as a result of the increased headcount and $0.2 million in marketing expense primarily attributable to attending several trade shows in an effort to increase lead generation.

General and administrative expense.  Our general and administrative expenses increased $3.0 million for the three months ended March 31, 2012 as compared to the same period of 2011, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs of $1.4 million, including increased employee compensation and benefits of $0.8 million as a result of increased headcount,  facility and overhead costs of $1.2 million, primarily attributable to the overhead costs associated with additional facilities, stock-based compensation expense of $0.4 million as a result of increased annual stock-based equity awards and third party contractor costs of $0.2 million.  In addition, we incurred an increase in professional fees of $0.3 million primarily attributable to the Anomalous and ttMobiles acquisitions and operating as a public company.

Research and development expense.  Our research and development expenses increased $0.8 million for the three months ended March 31, 2012 as compared to the same period of 2011, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $0.6 million primarily arising from increased headcount.  In addition, we incurred a $0.2 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $0.9 million for the three months ended March 31, 2012 as compared to the same period of 2011, primarily due to an increase in amortization expense of $0.8 million and depreciation expense of $0.1 million. The increase in amortization expense was result of higher intangible assets as result of the HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended March 31,		Increase
(in thousands)	2011	2012	$
Interest expense	$(659)	$(235)	424
Interest income	4	17	13
Increase in fair value of warrants for redeemable convertible preferred stock	(540)	—	540

Interest Expense.  The decrease in interest expense for the three months ended March 31, 2012 as compared to the same period of 2011 was a result of higher average debt balances in 2011 as a result of the outstanding term loan related to the HCL-EMS and Telwares acquisitions.

Interest Income.  The increase in interest income for the three months ended March 31, 2012 as compared to the same period in 2011 was a result of higher average cash balances in interest bearing bank accounts.

Increase in fair value of warrants to purchase redeemable convertible preferred stock.  The elimination of the increase in the fair value of warrants to purchase redeemable convertible preferred stock for the three months ended March 31, 2012 as compared to the same period in 2011 was the result of all warrants to purchase redeemable convertible preferred stock being converted to warrants to purchase common stock upon the completion of our initial public offering in August 2011.

Income tax provision.  Our income tax provision was comparable for the respective three months ended March 31, 2012 and 2011.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans and revolving credit facilities. In addition, in August 2011 we raised approximately $66.0 million in net proceeds through an initial public offering of our common stock. As of March 31, 2012, we had cash and cash equivalents of $37.9 million and accounts receivable of $26.6 million and amounts due under various debts and credit facilities of $16.8 million. In April 2012, we raised a further $37.8 million in net proceeds through a follow-on public offering of our common stock.  We intend to use the proceeds from this offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. Our remaining outstanding debt relates to the deferred consideration for the HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles acquisitions and capital lease obligations.

We believe that our existing cash and cash equivalents, our cash flow from operating activities and the net proceeds from our follow-on public offering will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents, cash flow from operating activities and net proceeds from our public offerings are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of, or investments in, businesses, services or technologies. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	March 31,
(in thousands)	2011	2012
Cash and cash equivalents	$43,407	$37,866

	Three Months Ended March 31,
(in thousands)	2011	2012
Net cash provided by operating activities	$1,129	$3,529
Net cash used in investing activities	(8,252)	(9,003)
Net cash provided by (used in) financing activities	8,086	(78)
Effect of exchange rate on cash	—	11
Net increase (decrease) in cash and cash equivalents	$963	$(5,541)

Cash Flows from Operating Activities

Operating activities provided $3.5 million of net cash during the three months ended March 31, 2012, which resulted from our net income of $0.2 million for the three months ended March 31, 2012 and a $0.9 million increase in accounts payable and non-cash charges of depreciation and amortization of $1.9 million and stock-based compensation of $1.6 million. Cash provided by operating activities was adversely impacted by a $1.1 decrease in accrued liabilities and a $0.4 million decrease in deferred revenue during the three months ended March 31, 2012.

Operating activities provided $1.1 million of net cash during the three months ended March 31, 2011, which resulted from our net loss of $0.6 million for the three months ended March 31, 2011, principally offset by a $0.8 million increase in accounts payable and a $0.7 million increase in deferred revenue, which was attributable primarily to increased sales of our software product and related services, and non-cash charges of depreciation and amortization of $1.0 million, stock-based compensation of $0.8 million and an increase in fair value of warrants for redeemable convertible preferred stock of $0.5 million. Cash provided by operating activities was adversely impacted by a $1.6 million increase in accounts receivable during the three months ended March 31, 2011.

Cash Flows from Investing Activities

Cash used in investing activities totaled $9.0 million during the three months ended March 31, 2012 and consisted of $8.6 million paid in connection with the Anomalous and ttMobiles acquisitions and capital expenditures of $0.4 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $8.3 million during the three months ended March 31, 2011 and consisted of $8.2 million paid in connection with the HCL-EMS and Telwares acquisitions and capital expenditures of $0.1 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $0.1 million during the three months ended March 31, 2012 primarily consisting of debt repayments of $1.5 million offset by $1.4 proceeds from the exercise of stock options.

Cash flows provided by financing activities totaled $8.1 million during the three months ended March 31, 2011 primarily consisting of net borrowings under our credit facility of $7.9 million.

Contractual Obligations

The following table summarizes our material contractual obligations at March 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$21,315	$4,651	$15,226	$1,438
Capital lease and other obligations	1,149	563	586	—
Interest on capital lease obligations	78	39	39	—
ProfitLine deferred purchase price	8,747	4,277	4,470	—
HCL-EMS contingent consideration	3,789	3,789	—	—
ttMobiles deferred purchase price	2,322	2,322
Telwares deferred purchase price	1,141	1,141	—
Anomalous deferred purchase price	957	957
	$39,498	$17,739	$20,321	$1,438

•                  Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office space as well as certain equipment.

•                  Capital lease and other obligations include minimum lease obligations with remaining terms in excess of one year related to computer hardware and software.

•                  ProfitLine deferred purchase price includes installments of $4.5 million payable on December 19, 2012 and June 19, 2013.

•                  HCL-EMS contingent consideration includes payments following the first and second anniversary of the HCL-EMS closing date of January 25, 2011.

•                  ttMobiles deferred purchase price includes an installment of $2.4 million payable on February 21, 2013.

•                  Telwares deferred purchase price consists of an installment of $1.25 million payable on March 16,  2013.

•                  Anomalous deferred purchase price includes an installment of $1.0 million payable on January 10, 2013.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 3 to our financial statements included in the 2011 Form 10-K.

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

Interest Rate Risk

At March 31, 2012, we had unrestricted cash and cash equivalents totaling $37.9 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Foreign Exchange Risk

We sell our solution worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect. We do not currently hedge our exposure to foreign currency exchange rate fluctuations and we believe that we do not have any material exposure to changes in foreign currency exchange rates. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000 and have not been profitable in any fiscal year since we were formed. We experienced net losses of $2.6 million in 2009, $1.8 million in 2010 and $3.0 million in 2011. Although we were profitable for the three months ended March 31, 2012 with net income of $0.2 million, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone’s acquisitions of TnT Expense Management and Quickcomm in October 2010, Emptoris’ acquisition of Rivermine in January 2011 and the subsequent acquisition of Emptoris/Rivermine by IBM in February 2012. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. In addition, combinations such as IBM’s acquisition of Emptoris/Rivermine may result in situations in which we may begin to compete in some CLM offerings with companies with which we have partnerships or strategic relationships.  Any of the competitive pressures described above could result in a substantial loss of customers or a reduction in our revenue.

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

If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. We have twelve issued patents and thirteen patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have. In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

We host our software products and serve all of our customers from seven third-party data center facilities. We do not control the operation of these facilities. American Internet Services operates our data center in San Diego, California; AT&T operates our data center in Secaucus, New Jersey; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates our data centers in London and Slough, United Kingdom; and Verizon Business operates our data center in Billerica, Massachusetts. Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring during 2013, 2014 and 2015. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

As of April 30, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 23.9% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to April 30, 2012, the trading prices of our stock have ranged from $8.01 to $21.74 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of certain lock-up agreements that have been entered into in connection with the public offering of our common stock that we recently completed under a registration statement declared effective on March 28, 2012.  These lock-up agreements have been entered into by our directors, officers and certain stockholders who participated in the public offering. These sales, or the market perception that the holders of large numbers of our shares intend to sell shares, could reduce the market price of our common stock.

A total of at least 9,546,646 shares of common stock are subject to these lock-up agreements through at least June 26, 2012.  The lock-up period is subject to extension of up to a further 34 days under certain circumstances. The shares subject to these lock-up agreements can be sold, subject to any applicable volume limitations under federal securities laws, after the earlier of the expiration of, or release from, the lock-up period. The balance of our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

In addition, as of April 30, 2012, there were 7,070,457 shares subject to outstanding options and 130,500 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act, on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, subject to the lock-up agreements, to the extent applicable. Furthermore, as of April 30, 2012 there were 67,434 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements, and to the extent permitted by the lock-up agreements and Rules 144 and 701 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock and warrants to purchase common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares issued by us upon the exercise of warrants during the three months ended March 31, 2012 to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, including the consideration, if any, received by us in connection with such exercises.  The shares issued upon these warrant exercises were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.  No underwriters were involved in any such issuances.

(1)         On January 25, 2012, we issued 6,844 shares of common stock to Comerica Ventures, Inc., pursuant to the cashless exercise feature of a warrant we had granted to it on March 28, 2005.

(2)         On January 26, 2012, we issued 36,725 shares of common stock to ORIX Venture Finance LLC pursuant to the cashless exercise feature of a warrant we had granted to it on March 9, 2007 and a further 117,295 shares of common stock pursuant to the cashless exercise feature of a warrant we had granted to it on January 21, 2011.

(3)         On January 26, 2012, we issued 159,521 shares of common stock to ORIX Finance Equity Investors, LP pursuant to the cashless exercise feature of a warrant we had granted to it on July 28, 2008.

(4)         On February 15, 2012, we issued an aggregate of 72,662 shares of common stock to Venture Lending & Leasing IV, LLC pursuant to the cashless exercise features of two warrants we had granted to it on March 9, 2007.

(5)         On March 27, 2012, we issued 5,013 shares of common stock to The Bank of Southern Connecticut pursuant to the cashless exercise feature of a warrant we had granted to it on November 17, 2005.

On January 10, 2012, we issued an aggregate of 298,392 shares of common stock, of which 132,617 shares were subject to further vesting, to certain of the former shareholders of Anomalous Networks Inc., which we refer to as Anomalous, in connection with our purchase of all of the outstanding equity of Anomalous.  These shares were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act, and, in certain cases, in reliance on Regulation S promulgated under the Securities Act.  No underwriters were involved in any such issuances.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-166123), which we refer to as the Registration Statement, that was declared effective by the Securities and Exchange Commission on July 26, 2011. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $66.0 million. Of these net proceeds, we have used $25.5 million to repay all of the outstanding amounts under our term loan and revolving credit facilities, $24.9 million as consideration for our acquisitions of ProfitLine, Inc., Anomalous and ttMobiles Limited and $1.3 million to pay deferred consideration due related to our acquisition of substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc. We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds.

Repurchases

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

2.1*

Share Purchase Agreement, dated as of January 10, 2012, by and among Tangoe, Inc., Anomalous Networks Inc. and the shareholders of Anomalous Networks Inc. named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on January 10, 2012)

10.1

Summary of Compensation Arrangements for Named Executive Officers and Directors (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K (File No. 001-35247) filed by the registrant on March 29, 2012)

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

*                 Certain exhibits and schedules to the Share Purchase Agreement have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request.

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

Tangoe, Inc.

Date: May 15, 2012	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer