Form 10-Q
period 2012-06-30
TANGOE INC
filed 2012-08-14
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-35247

TANGOE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1571143
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

35 Executive Blvd.
Orange, Connecticut	06477
(Address of principal executive offices)	(Zip Code)

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

There were 37,343,793 shares of our common stock outstanding on August 10, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	June 30,
	2011	2012
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,407	$78,442
Accounts receivable, less allowances of $102	25,311	26,689
Prepaid expenses and other current assets	2,503	2,815
Total current assets	71,221	107,946

COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,334	3,337

OTHER ASSETS:
Intangible assets-net	28,800	34,156
Goodwill	36,266	44,638
Security deposits and other non-current assets	1,241	1,271
TOTAL ASSETS	$140,862	$191,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,605	$7,627
Accrued expenses	7,061	7,737
Deferred revenue-current portion	9,051	9,470
Notes payable-current portion	7,904	17,310
Other current liabilities	1,079	624
Total current liabilities	31,700	42,768

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	1,659	3,399
Deferred revenue-less current portion	2,624	1,889
Notes payable-less current portion	8,290	325
Total liabilities	44,273	48,381

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2011 and June 30, 2012; 33,152,592 and 37,290,740 shares issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	3	4
Additional paid-in capital	142,905	188,906
Warrants for common stock	10,610	10,610
Less: notes receivable for purchase of common stock	(93)	—
Accumulated deficit	(56,795)	(56,265)
Other comprehensive loss	(41)	(288)
Total stockholders’ equity	96,589	142,967
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,862	$191,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012

Revenue:
Recurring technology and services	$23,510	$32,075	$43,437	$62,831
Strategic consulting, software licenses and other	2,537	4,182	4,951	7,573
Total revenue	26,047	36,257	48,388	70,404

Cost of revenue:
Recurring technology and services	11,408	14,797	20,465	29,113
Strategic consulting, software licenses and other	1,245	1,789	2,517	3,247
Total cost of revenue	12,653	16,586	22,982	32,360

Gross profit	13,394	19,671	25,406	38,044

Operating expenses:
Sales and marketing	3,963	5,913	7,661	11,457
General and administrative	4,436	7,046	8,172	13,747
Research and development	2,833	4,174	5,695	7,863
Depreciation and amortization	1,123	1,996	2,131	3,871
Income from operations	1,039	542	1,747	1,106

Other income (expense), net:
Interest expense	(777)	(192)	(1,436)	(427)
Interest income	3	21	7	38
Increase in fair value of warrants for redeemable convertible preferred stock	(1,475)	—	(2,015)	—
(Loss) income before income tax provision	(1,210)	371	(1,697)	717
Income tax provision	180	33	306	187
Net (loss) income	(1,390)	338	(2,003)	530
Preferred dividends	(929)	—	(1,858)	—
Accretion of redeemable convertible preferred stock	(16)	—	(32)	—
(Loss) income applicable to common stockholders	$(2,335)	$338	$(3,893)	$530

(Loss) income per common share:
Basic	$(0.48)	$0.01	$(0.82)	$0.01
Diluted	$(0.48)	$0.01	$(0.82)	$0.01

Weighted average number of common shares:
Basic	4,853	36,987	4,763	35,406
Diluted	4,853	41,124	4,763	39,384

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012

Net (loss) income	$(1,390)	$338	$(2,003)	$530
Foreign currency translation adjustment	(7)	(224)	(11)	(247)
Total Comprehensive (loss) income	$(1,397)	$114	$(2,014)	$283

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Six Months Ended June 30, 2012

(in thousands, except share amounts)

					Notes
					Receivable
	Common Stock		Additional	Common	for Purchase		Other	Total
	Number of		Paid-In	Stock	of Common	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Capital	Warrants	Stock	Deficit	Loss	Equity
Balance December 31, 2011	33,152,592	$3	$142,905	$10,610	$(93)	$(56,795)	$(41)	$96,589
Net income	—	—	—	—	—	530	—	530
Foreign currency translation adjustment	—	—	—	—	—	—	(247)	(247)
Securities issued in connection with acquisition	165,775	—	1,984	—	—	—	—	1,984
Issuance of shares upon follow-on offering, net of issuance costs	2,200,000	1	37,751	—	—	—	—	37,752
Issuance of shares from exercise of stock options	1,208,322	—	2,435	—	—	—	—	2,435
Issuance of shares from exercise of stock warrants	420,774	—	27	—	—	—	—	27
Issuance of shares in payment of board of director fees	1,021	—	20	—	—	—	—	20
Issuance of shares from executive stock grant	9,639	—	150	—	—	—	—	150
Repayment of notes receivable	—	—	—	—	93	—	—	93
Stock-based compensation	—	—	3,634	—	—	—	—	3,634
Balance June 30, 2012	37,158,123	$4	$188,906	$10,610	$—	$(56,265)	$(288)	$142,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2011	2012
Operating activities:
Net (loss) income	$(2,003)	$530
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount	375	358
Amortization of leasehold interest	—	(49)
Depreciation and amortization	2,131	3,871
(Decrease) increase in deferred rent liability	(145)	48
Amortization of marketing agreement intangible assets	49	73
Allowance for doubtful accounts	23	—
Deferred income taxes	129	14
Stock based compensation	1,767	3,784
Foreign exchange gain	—	(40)
Increase in fair value of warrants for redeemable convertible preferred stock	2,015	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,432)	25
Prepaid expenses and other assets	168	550
Other assets	(390)	(1)
Accounts payable	1,595	105
Accrued expenses	76	(938)
Deferred revenue	220	(788)
Net cash provided by operating activities	3,578	7,542
Investing activities:
Purchases of computers, furniture and equipment	(351)	(750)
Cash paid in connection with acquisitions	(8,166)	(9,202)
Net cash used in investing activities	(8,517)	(9,952)
Financing activities:
Repayment of debt	(12,072)	(2,751)
Borrowings of debt	20,000	—
Deferred financing costs	(170)	—
Proceeds from repayment of notes receivable	—	93
Proceeds from exercise of stock options	249	2,435
Proceeds from exercise of stock warrants	—	27
Proceeds from follow on offering, net of issuance costs	—	37,751
Net cash provided by financing activities	8,007	37,555

Effect of exchange rate on cash	—	(110)

Net increase in cash and cash equivalents	3,068	35,035
Cash and cash equivalents, beginning of period	5,913	43,407
Cash and cash equivalents, end of period	$8,981	$78,442

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Organization, Description of Business

Nature of Operations

Tangoe, Inc. (the “Company”), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides communications lifecycle management software and related services to a wide range of enterprises, including large and medium-sized businesses and other organizations. Communications lifecycle management encompasses the entire lifecycle of an enterprise’s communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time expense management, invoice processing, expense allocation and accounting and asset decommissioning and disposal. The Company’s Communications Management Platform is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. The Company’s customers can also engage the Company through its client services group to manage their communications assets and services through its Communications Management Platform.

Public Offerings

In April 2012, the Company completed a public offering whereby it sold 2,200,000 shares of common stock at a price to the public of $18.50 per share.  The Company’s common stock is traded on the NASDAQ Global Market.  The Company received proceeds from this public offering of $37.8 million, net of underwriting discounts and commissions and other offering costs of $2.9 million.

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

2.     Business Combinations

HCL Expense Management Services, Inc.

In December 2010, the Company entered into an Asset Purchase Agreement (the “HCL-EMS APA”) to acquire substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”). Pursuant to the terms of the HCL-EMS APA, the Company paid $3.0 million in cash at closing, which took place on January 25, 2011 (“HCL-EMS Closing Date”). In addition, the Company is obligated to pay deferred cash consideration following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. The Company valued this contingent consideration at $3.4 million. In May 2012, the Company and HCL-EMS agreed on the amount of the first year earn-out.  Pursuant to an agreement with HCL-EMS, the Company withheld a portion of the first year earn-out amount as a result of and pending resolution of various indemnity matters.  In connection with this transaction the Company has recorded on its consolidated statement of operations in the third quarter of 2011 a restructuring charge related to terminating the use of the former HCL-EMS leased facility in Rutherford, New Jersey that is subject to a lease assumed by the Company in connection with the acquisition.

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Anomalous Networks, Inc.

On January 10, 2012 (the “Anomalous Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Anomalous Purchase Agreement”) with Anomalous Networks Inc., a corporation incorporated under the laws of Canada (“Anomalous”), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the “Anomalous Share Purchase”). This acquisition reflects the Company’s strategy to broaden its suite of offerings and to provide real-time telecom expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) approximately $1,000,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company’s common stock and (iv) 132,617 unvested and unregistered shares of the Company’s common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013 (the “Earn-Out Period”). With the exception of the cash paid at the closing, substantially all of the consideration paid and payable by the Company remains subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the Anomalous Purchase Agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The vested shares issued by the Company at closing are subject to a one-year lock-up period, the unvested shares are also subject to a lock-up unless and until they become vested following the end of the Earn-Out Period and substantially all of the shares are subject to the set-off rights described above. Under the Anomalous Purchase Agreement, the Company is required to make an advance deposit into escrow of the $1,000,000 of deferred consideration in the event that the Company’s cash and cash equivalents is below $15,000,000 at any time before payment of the $1,000,000 of deferred consideration.  The Company has included the operating results of Anomalous in its consolidated financial statements since the date of acquisition, including recurring technology and services revenue of $0.5 million through June 30, 2012.

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
$7,000

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

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

ttMobiles Limited.

On February 21, 2012 (the “ttMobiles Acquisition Date”), the Company entered into a Share Purchase Agreement (the “ttMobiles Purchase Agreement”), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England (“ttMobiles”), under which the Company agreed to purchase all of the issued share capital of ttMobiles (the “ttMobiles Share Purchase”). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4,000,000 in cash paid at the closing, and (ii) £1,500,000 in cash payable on the first anniversary of the closing (the “Deferred Consideration”). The purchase price is subject to a net asset adjustment pursuant to which the purchase price will be increased or decreased to the extent that the net asset position of ttMobiles is more or less than a specified target by an amount that exceeds 5% of the target. The Deferred Consideration remains subject to set-off rights of the Company with respect to claims for breach of warranties and certain indemnities given by the former holders of the issued share capital of ttMobiles under the ttMobiles Purchase Agreement. Any breach claims and indemnities would be subject to limitations, including a threshold, certain baskets, caps and limited survival periods.  The Company has included the operating results of ttMobiles in its consolidated financial statements since the date of acquisition, including revenue of $2.5 million through June 30, 2012, of which $1.7 million was recurring technology and services revenue.

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
$8,674

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

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

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$2,606	9.0
Technology	1,178	5.0
Tradenames	388	4.0
Non-compete covenants	116	2.0
Total intangible assets	$4,288

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2011 and 2012 as if the acquisitions of HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles occurred at the beginning of 2011.  These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2012	2011	2012

Revenue	$31,616	$36,257	$63,809	$72,238
Operating income (loss)	171	542	(614)	1,099
(Loss) income applicable to common stockholders	(3,275)	338	(6,560)	504
Basic (loss) income per common share	$(0.67)	$0.01	$(1.38)	$0.01

Diluted (loss) income per common share	$(0.67)	$0.01	$(1.38)	$0.01

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

3. (Loss) income per Share Applicable to Common Stockholders

The following table sets forth the computations of (loss) income per share applicable to common stockholders for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2011	2012	2011	2012

Basic net (loss) income per common share:
Net (loss) income	$(1,390)	$338	$(2,003)	$530
Less: Preferred stock dividends	(929)	—	(1,858)	—
Less: Accretion of redeemable convertible preferred stock	(16)	—	(32)	—
(Loss) income applicable to common stockholders	$(2,335)	$338	$(3,893)	$530

Basic (loss) income per common share	$(0.48)	$0.01	$(0.82)	$0.01

Weighted-average common shares outstanding	4,853	36,987	4,763	35,406

Diluted net (loss) income per common share:
Net (loss) income	$(1,390)	$338	$(2,003)	$530
Less: Preferred stock dividends	(929)	—	(1,858)	—
Less: Accretion of redeemable convertible preferred stock	(16)	—	(32)	—
(Loss) income applicable to common stockholders	$(2,335)	$338	$(3,893)	$530

Diluted (loss) income per common share	$(0.48)	$0.01	$(0.82)	$0.01

Weighted-average common shares used to compute diluted (loss) income per share	4,853	41,124	4,763	39,384

Diluted (loss) income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	7,246	253	7,246	253
Outstanding restricted stock units	—	205	—	205
Common stock warrants	2,157	—	2,157	—
Convertible preferred stock	19,022	—	19,022	—

On August 1, 2011, as a result of the initial public offering all preferred stock was converted to common stock and all preferred stock warrants converted to warrants to purchase common stock.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

4. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	June 30,
(in thousands)	2011	2012

Computers and software	$8,192	$8,868
Furniture and fixtures	748	908
Leasehold improvements	635	781
	9,575	10,557
Less accumulated depreciation	(6,241)	(7,220)
Computers, furniture and equipment-net	$3,334	$3,337

Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2011 and June 30, 2012. Accumulated depreciation on equipment under capital leases totaled approximately $1.4 million and $1.7 million as of December 31, 2011 and June 30, 2012, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $0.7 million and $1.0 million for the six months ended June 30, 2011 and 2012, respectively.

In connection with the business combinations described in Note 2, the Company acquired fixed assets with fair values of $0.2 million during the first quarter of 2012.

5.     Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2011 and June 30, 2012:

			Weighted
	December 31,	June 30,	Average Useful
(in thousands)	2011	2012	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(634)	(699)
Patents, net	420	355
Technological know-how	7,831	10,993	6.4
Less: accumulated amortization	(2,465)	(3,498)
Technological know-how, net	5,366	7,495
Customer relationships	23,550	27,579	8.6
Less: accumulated amortization	(7,236)	(8,746)
Customer relationships, net	16,314	18,833
Convenants not to compete	198	861	2.0
Less: accumulated amortization	(163)	(328)
Convenants not to compete, net	35	533
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(118)	(191)
Strategic marketing agreement, net	6,085	6,012
Tradenames	335	767	3.9
Less: accumulated amortization	(2)	(86)
Tradenames, net	333	681
Trademarks	247	247	Indefinite
Intangible assets, net	$28,800	$34,156

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

In June 2012, the Company converted certain channel customers to direct customers by purchase of the customer contracts from Insight Direct USA, Inc., who continues as a referral partner rather than a channel partner, in exchange for consideration of $1.25 million, a portion of which has been paid and a portion of which is deferred.  The Company has included the purchase of these customer contracts in customer relationships.

The amortization expense of intangible assets for the six months ended June 30, 2011 and 2012 was $1.5 million and $2.9 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exists at June 30, 2012 is as follows:

(in thousands)
July 1, 2012 to December 31, 2012	$3,104
2013	6,296
2014	5,417
2015	4,061
2016	3,819
Thereafter	11,212
Total	$33,909

The following table presents the changes in the carrying amounts of goodwill for the six months ended June 30, 2012.

Carrying
(in thousands)	Amount

Balance at December 31, 2011	$36,266
ProfitLine leasehold interest adjustment	428
Anomalous	4,477
ttMobiles	3,557
Foreign exchange translation effect	(90)
Balance at June 30, 2012	$44,638

6.      Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions described in Note 2. This charge reflects the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs. The liabilities related to the restructuring charge are included in other current liabilities and deferred rent and other non-current liabilities on the Company’s consolidated balance sheet. The following table summarizes the activity in the liabilities related to the restructuring charge for the six months ended June 30, 2012:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Other Costs	Total

Remaining liability at December 31, 2011	$1,265	$69	$1,334
Cash payments	(325)	(99)	(424)
Non-cash charges and other	—	10	10
Remaining liability at June 30, 2012	940	(20)	920

	less: current portion		(624)
	Long-term portion		296

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

7.      Debt

As of December 31, 2011 and June 30, 2012, debt outstanding included the following:

	December 31,	June 30,
(in thousands)	2011	2012

HCL-EMS contingent consideration, net of unamortized discount of $105 at June 30, 2012. Payable in annual installments starting in 2012, as described below	$3,731	$2,882

Deferred Telwares purchase price, net of unamortized discount of $80 at June 30, 2012. Payable in annual installments starting in March 2012, as described below	2,338	1,170

Deferred ProfitLine purchase price, net of unamortized discount of $188 at June 30, 2012. Payable in annual installments starting in December 2012, as described below	8,682	8,812

Deferred Anomalous purchase price, net of unamortized discount of $15 at June 30, 2012. Payable in one installment in January 2013, as described below	—	964

Deferred ttMobiles purchase price, net of unamortized discount of $45 at June 30, 2012. Payable in one installment in February 2013, as described below	—	2,301

Capital lease and other obligations	1,443	1,506
Total notes payable	$16,194	$17,635
Less current portion	$(7,904)	$(17,310)
Notes payable, less current portion	$8,290	$325

Contingent HCL-EMS Consideration

As described in Note 2, the purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date of January 25, 2011, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In May 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid a portion of that amount to HCL-EMS. Pursuant to the agreement with HCL-EMS, the Company also withheld a portion of the first year earn-out amount as a result of and pending resolution of various indemnity matters. The only adjustments to the balance in 2012 were the accretion of imputed interest and the partial payment of the first year earn-out amount.

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

the accretion of imputed interest and the payment of the first installment.

Deferred ProfitLine Purchase Price

As described in Note 2, the purchase consideration for the acquisition of ProfitLine includes deferred cash consideration. The deferred cash consideration includes payments of $9,000,000 in installments of $4,500,000 each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The only adjustment to this balance in 2012 was the accretion of imputed interest.  Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company’s cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $20,000,000 at any time prior to payment of the first $4,500,000 installment of deferred consideration, or $15,000,000 at any time after payment of the first and before payment of the second $4,500,000 installment of deferred consideration. The only adjustment to the balance in 2012 was the accretion of imputed interest.

Deferred Anomalous Purchase Price

As described in Note 2, the purchase consideration for the acquisition of Anomalous includes deferred cash consideration.  The deferred cash consideration includes a payment of $1,000,000 in cash on the first anniversary of the Anomalous Acquisition Date, subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $29,000 based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration is unsecured.  Under the Anomalous Purchase Agreement, the Company is required to make an advance deposit into escrow of the $1,000,000 of deferred consideration in the event that the Company’s cash and cash equivalents is below $15,000,000 at any time before payment of the $1,000,000 of deferred consideration.

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

8.      Stockholders’ Equity

Common Stock—As of December 31, 2011 and June 30, 2012, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 33,152,592 and 37,290,740 were issued and outstanding, respectively.

During the six months ended June 30, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 2.  Additionally, the Company issued 9,639 shares of its common stock to two of its officers under the provisions of the 2011 Plan and 1,021 shares of its common stock to a member of the Company’s board of directors in payment of annual director fees.

Preferred Stock—As of December 31, 2011 and June 30, 2012, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000 of which 0 were issued and outstanding.

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

Warrants

Common Stock Warrants—During the six months ended June 30, 2012, warrant holders exercised warrants to purchase a total of 522,507 shares of common stock pursuant to a cashless exercise feature of these warrants.  As a result of the cashless exercise, 398,060 shares of common stock were issued and 124,447 warrant shares were cancelled in lieu of payment of cash consideration to the Company.  Additionally, a warrant holder exercised a warrant to purchase a total of 22,714 shares of common stock.  The Company received proceeds of $27,000 related to this warrant exercise.

On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of June 30, 2012, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

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

On June 8, 2011, certain terms of the common stock warrant described above were amended by the Company and IBM. Under the terms of the amended warrant agreement, an additional 624,755 shares of common stock were vested and exercisable immediately (in addition to the 890,277 shares previously vested and exercisable), the additional warrant shares that could be earned were reduced from 2,308,125 to 651,626 shares of common stock, and the methodology for earning the additional warrant shares was revised to be based on specified new contractual revenue commitments from IBM that could occur between June 8, 2011 and June 30, 2012. Based on this amendment, the maximum number of warrant shares (issued and issuable) to IBM was reduced from 3,198,402 to 2,166,658 shares of common stock. The fair value of the 624,755 warrant shares vested as a result of this amendment was determined to be $4.5 million using the Black-Scholes valuation model. The Company recorded these vested warrant shares as an increase to

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

warrants for common stock, reversed the non-current liability associated with the previous accrual for these warrant shares, and the difference was added to intangible assets and is being amortized in proportion to the expected revenue over the remainder of the original ten-year period noted below. On August 30, 2011, the Company issued 930,511 shares of its common stock to IBM upon the exercise by IBM of this warrant, pursuant to a cashless exercise feature.  As a result of the cashless exercise, 584,521 warrant shares were cancelled in lieu of the payment of cash consideration to the Company.  As of June 30, 2012, the vesting terms of the amended warrant agreement between the Company and IBM expired with IBM earning no additional warrant shares.  As a result, no further warrant shares are issuable under this warrant agreement.

The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the six months ended June 30, 2011 and 2012, the Company recorded $49,328 and $72,936, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value was marked to market on a quarterly basis until the warrant shares were earned and vested or expired unearned and unvested.

A summary of warrants exercised to purchase common stock during the six months ended June 30, 2012 is presented below:

Number of
Stock
Warrants

Outstanding at beginning of the year	589,941
Exercised	(420,774)
Issued	—
Cancelled	(124,447)
Outstanding at end of the period	44,720

Weighted average exercise price	$2.28

Stock Options—As of June 30, 2012, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the six months ended June 30, 2012, the Company’s board of directors granted options to purchase an aggregate of 1,920,150 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $16.22 per share.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

A summary of the status of stock options issued pursuant to the Plans during the six months ended June 30, 2012 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,670,335	$3.60
Granted	1,920,150	$16.22
Forfeited	(165,925)	$6.41
Exercised	(1,208,322)	$2.01
Outstanding at end of the period	7,216,238	$7.16	7.7

Exercisable at end of the period	3,350,216	$2.74	6.3

Available for future grants at June 30, 2012	1,417,590

The intrinsic values of options outstanding, vested and exercised during the six months ended June 30, 2012 were as follows:

	2012
	Number of	Intrinsic
	Options	Value
Outstanding	7,216,238	$102,115,259
Vested	3,350,216	$62,224,812
Exercised	1,208,322	$19,316,587

During the six months ended June 30, 2012, employees and former employees of the Company exercised options to purchase a total of 1,208,322 shares of common stock at exercise prices ranging from $0.25 to $9.83 per share. Proceeds from the stock option exercises totaled $2.4 million.

Restricted Stock Units—During the six months ended June 30, 2012, the Company issued 204,500 restricted stock units to certain employees under the provisions of the 2011 Plan. These grants of restricted stock units had an aggregate value of $3.6 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s stock price at the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 2 to 4 years.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the six months ended June 30, 2012, the Company recorded stock-based compensation expenses of $0.3 million related to restricted stock unit awards.

As of June 30, 2012, there was $3.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	—	$—
Granted	204,500	$17.61
Outstanding at end of the period	204,500	$17.61

Exercisable at end of the period	—	$—

In accordance with Accounting Standards Classification (“ASC”) 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $1.8 million and $3.8 million for the six months ended June 30, 2011 and 2012, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Cost of revenue	$172	$335	$321	$585
Sales and marketing	209	503	382	869
General and administrative	509	1,169	981	2,084
Research and development	42	153	83	246
Total stock-based employee compensation	$932	$2,160	$1,767	$3,784

Stock-based employee compensation expense for equity awards granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2012	$5,032
2013	8,195
2014	6,494
2015	4,555
2016	613
$24,889

Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant of equity awards. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black-Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

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

The fair value of the stock options and restricted stock units granted during 2012 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2012

Expected dividend yield	0%
Risk-free interest rate	0.82% to 1.16%
Expected term (in years)	5.5 - 6.1 years
Expected volatility	59.5% - 59.9%

Based on the above assumptions, the weighted average fair value per share of the stock options granted during the six months ended June 30, 2012 was approximately $8.92.

9.     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets as well as stock-based compensation, and to a lesser extent because of the impact of state and foreign income taxes. As described in the 2011 Form 10-K, the Company maintains a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and June 30, 2012  and the basis for that measurement:

	Fair Value Measurement at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$30,031	$30,031	$—	$—
Contingent HCL-EMS acquisition consideration	3,731	—	—	3,731
	$33,762	$30,031	$—	$3,731

	Fair Value Measurement at June 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,062	$28,062	$—	$—
Contingent HCL-EMS acquisition consideration	2,882	—	—	2,882
	$30,944	$28,062	$—	$2,882

The Company’s investment in overnight money market institutional funds, which amounted to $30.0 million and $28.1 million at December 31, 2011 and June 30, 2012, respectively, is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of June 30, 2012, there were no changes in the recognized amounts, except for the accretion of interest and the partial payment of the first year earn-out amount.

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

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

11.      Supplemental Cash Flow Information:

Information about other cash flow activities during the six months ended June 30, 2011 and 2012 are as follows:

	Six months ended June 30,
(in thousands)	2011	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$973	$66
Income tax payments	$165	$235

NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$3,390	$—
Deferred purchase price in connection with Telwares acquisition	$2,155	$—
Deferred purchase price in connection with Anomalous acquisition	$—	$950
Deferred purchase price in connection with ttMobiles acquisition	$—	$2,315
Preferred stock dividends and accretion	$1,890	$—
Issuance of warrants in connection with notes payable and marketing agreement	$3,534	$—
Issuance of common stock in payment of board of director fees	$—	$20
Computer, furniture and equipment acquired with capital lease	$491	$—
Unpaid deferred secondary offering costs	$2,619	$—
Cashless exercise of warrants	$24	$479

12.     Commitments and Contingencies

During the normal course of business, the Company becomes involved in various routine legal proceedings including issues pertaining to trademark infringement, customer disputes and employee matters. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

The Company has entered into non-cancellable operating leases for the rental of office space in various locations that expire between 2012 and 2019. Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet. The Company also has entered into agreements with third-party hosting facilities, which expire between 2012 and 2015.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases. Additionally, the Company has entered into several operating leases for various office equipment items, which expire between 2012 and 2015.

Rent expense, included in general and administrative expense, was approximately $1.5 million and $2.4 million for the six months ended June 30, 2011 and 2012, respectively.

13.     Subsequent Events

On August 8, 2012, the Company entered into an Asset Purchase Agreement (the “Symphony Purchase Agreement”) with Symphony Teleca Services, Inc., a Delaware corporation (“Symphony”), under which the parties agreed to the purchase by the Company of Symphony’s telecommunications expense management business (the “TEM Business”) through an asset purchase (the “Symphony Acquisition”).  As part of the Symphony Acquisition and also on August 8, 2012, a newly formed subsidiary of the Company, Tangoe India Softek Services Private Limited, an Indian private limited company (“Tangoe India”), entered into a Business Purchase Agreement (the “Indian Purchase Agreement”) with Symphony Services Corporation (India) Private Limited (“Symphony India”) with respect to the purchase of certain assets and employees of the acquired business located in India.  On the same day, the

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Symphony Acquisition was effected in accordance with the terms of the Symphony Purchase Agreement.  At the closing of the Symphony Acquisition, the Company acquired the TEM Business for aggregate consideration of $41.0 million, subject to certain adjustments (the “Cash Purchase Price”), payable as described below, plus an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. The Cash Purchase Price, after giving effect to certain adjustments, is payable as follows: (i) approximately $29.2 million in cash paid at the closing, (ii) approximately $4.4 million in cash payable on the six-month anniversary of the closing, and (iii) approximately $6.4 million in cash payable on the one-year anniversary of the closing.  As part of the Symphony Acquisition, the Company acquired a balance sheet for the TEM Business, which included net positive assets of approximately $4.0 million.  Approximately $1.9 million of the installment due on February 8, 2013, the full installment due on August 8, 2013 of approximately $6.4 million, and amounts that become payable under the earn-out are subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  During a post-closing transition period expected to last for 2 to 6 months, Symphony and Symphony India will provide to the Company certain transition services, including making available to the Company on a continuing basis the services previously provided by Symphony India to the TEM Business, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  The allocation of the purchase price is not completed as of the date of these financial statements due to the short period of time since the Symphony Acquisition and will be finalized upon completion of the Company’s analysis of the fair values of the acquired assets and liabilities.

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

Overview

Tangoe is a leading global provider of communications lifecycle management, or CLM, software and services to a wide range of enterprises, including large and medium-sized businesses and other organizations. CLM encompasses the entire lifecycle of an enterprise’s communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time expense management,  invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Communications Management Platform is a suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. Our customers can engage us through our client services group to manage their communications assets and services using our Communications Management Platform.

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

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for implementation fees which are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship. As of June 30, 2012, implementation fees represented $2.0 million of the $11.4 million deferred revenue balance.

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

Recent Developments

On August 8, 2012, we entered into an Asset Purchase Agreement, or the Symphony Purchase Agreement, with Symphony Teleca Services, Inc., a Delaware corporation, or Symphony, under which we agreed to purchase Symphony’s telecommunications expense management business, or the TEM Business, through an asset purchase.  We refer to this transaction as the Symphony Acquisition.  As part of the Symphony Acquisition and also on August 8, 2012, a newly formed subsidiary of ours, Tangoe India Softek Services Private Limited, an Indian private limited company, or Tangoe India, entered into a Business Purchase Agreement, or the Indian Purchase Agreement, with Symphony Services Corporation (India) Private Limited, or Symphony India, with respect to the purchase of certain assets and employees of the acquired business located in India.  On the same day, the Symphony Acquisition was effected in accordance with the terms of the Symphony Purchase Agreement.  At the closing of the Symphony Acquisition, we acquired the TEM Business for aggregate consideration of $41.0 million, subject to certain adjustments, which consideration we referred to in the aggregate as the Cash Purchase Price, payable as described below, plus an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013.  The Cash Purchase Price, after giving effect to certain adjustments, is payable as follows: (i) approximately $29.2 million in cash paid at the closing, (ii) approximately $4.4 million in cash payable on the six-month anniversary of the closing, and (iii) approximately $6.4 million in cash payable on the one-year anniversary of the closing.  As part of the Symphony Acquisition, we acquired a balance sheet for the TEM Business, which included net positive assets of approximately $4.0 million.  Approximately $1.9 million of the installment due on February 8, 2013, the full installment due on August 8, 2013 of approximately $6.4 million, and amounts that become payable under the earn-out are subject to set-off rights that we have with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  During a post-closing transition period expected to last for 2 to 6 months, Symphony and Symphony India will provide to us certain transition services, including making available to us on a continuing basis the services previously provided by Symphony India to the TEM Business, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  We incurred transaction costs of approximately $0.1 million in connection with the Symphony Acquisition, which were expensed as incurred and will be recognized in the third quarter of 2012.

Acquisitions

On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions, for $3.0 million in cash plus potential earn-out payments, which we currently estimate will amount to approximately $3.4 million, based on revenues derived from providing selected services to former HCL-EMS customers over the two years following the acquisition as well as transaction costs of approximately $140,000. These transaction costs were expensed as incurred.  The earn-out payments are subject to set-off rights of ours with respect to indemnities given by HCL-EMS under our Asset Purchase Agreement for HCL-EMS. In May 2012, we agreed with HCL-EMS on the amount of the first year earn-out.  Pursuant to our Asset Purchase Agreement with HCL-EMS, we withheld a portion of the first year earn-out amount, as a result of and pending resolution of various indemnity matters.

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

In addition, and as mentioned above, on August 8, 2012 we acquired the TEM Business of Symphony through the Symphony Purchase Agreement.

We are currently integrating the operations of the five businesses that we acquired during 2011 and the first quarter of 2012. With respect to three of these businesses, we are migrating the acquired customers to our platform. To date we have successfully migrated a number of these customers, however there can be no assurance that we will complete this integration and migration in a timely manner or at all and the cost of such integration and migration may be more significant than we have estimated.  In addition, we plan to migrate the recently acquired customers of Symphony to our platform over the next 12 to 18 months.

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

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $30,681 and $41,431 of amortization as a contra-revenue charge during the three months ended June 30, 2011 and 2012, respectively and $49,328 and $72,936 of amortization as a contra-revenue charge during the six months ended June 30, 2011 and 2012, respectively.

Strategic consulting, software licenses and other revenue.  In addition to our subscription fees, revenue is generated to a lesser extent by strategic consulting, software licenses, mobile device activation fees and sales of telecommunication accessories. Strategic consulting consists primarily of fees charged for contract negotiations and bill audits. Contract negotiation fees include both fixed project fees and incentive fees driven by the amount of savings that we are able to generate over the customer’s existing communications rates. These fees are recognized when fixed and determinable, usually when the customer and carrier execute the contract. Bill audit fees are driven by the amount of savings that we are able to generate by reviewing current and prior communications invoices against the customer’s existing contracts. These fees are recognized when fixed and determinable, usually when the carrier agrees to issue a credit or refund to our customer.

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

Cost of strategic consulting, software licenses and other revenue.  Cost of strategic consulting, software licenses and other revenue consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs and subcontractor fees directly related to delivering the service and to a lesser extent, the cost of the telecommunications accessories sold.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission, or the SEC, on March 29, 2012, as amended by our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2011 filed with the SEC on April 26, 2012, which we refer to collectively as the 2011 Form 10-K. Since the date of those financial statements, there have been no material changes to our significant accounting policies.

Results of Operations for the Three and Six Month Periods Ended June 30, 2011 and 2012

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2011	% of revenue	2012	% of revenue	2011	% of revenue	2012	% of revenue
Revenue:
Recurring technology and services	$23,510	90%	$32,075	88%	$43,437	90%	$62,831	89%
Strategic consulting, software licenses and other	2,537	10%	4,182	12%	4,951	10%	7,573	11%
Total revenue	26,047	100%	36,257	100%	48,388	100%	70,404	100%
Cost of revenue:
Recurring technology and services	11,408	44%	14,797	41%	20,465	42%	29,113	41%
Strategic consulting, software licenses and other	1,245	5%	1,789	5%	2,517	5%	3,247	5%
Total cost of revenue(1)	12,653	49%	16,586	46%	22,982	47%	32,360	46%

Gross profit	13,394	51%	19,671	54%	25,406	53%	38,044	54%
Operating expense:
Sales and marketing (1)	3,963	15%	5,913	16%	7,661	16%	11,457	16%
General and administrative (1)	4,436	17%	7,046	19%	8,172	17%	13,747	20%
Research and development(1)	2,833	11%	4,174	12%	5,695	12%	7,863	11%
Depreciation and amortization	1,123	4%	1,996	6%	2,131	4%	3,871	5%
Income from operations	1,039	4%	542	1%	1,747	2%	1,106	2%

Other income (expense), net:
Interest expense	(777)	(3)%	(192)	(1)%	(1,436)	(3)%	(427)	(1)%
Interest income	3	0%	21	0%	7	0%	38	0%
Increase in fair value of warrants for redeemable convertible preferred stock	(1,475)	(6)%	—	—	(2,015)	(4)%	—	—
(Loss) income before income tax provision	(1,210)	(5)%	371	1%	(1,697)	(4)%	717	1%
Income tax provision	180	1%	33	0%	306	1%	187	0%
Net (loss) income	$(1,390)	(5)%	$338	1%	$(2,003)	(4)%	$530	1%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$172	$335	$321	$585
Sales and marketing	209	503	382	869
General and administrative	509	1,169	981	2,084
Research and development	42	153	83	246
	$932	$2,160	$1,767	$3,784

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2011	2012	$	%	2011	2012	$	%
Recurring technology and services	$23,510	$32,075	$8,565	36%	$43,437	$62,831	$19,394	45%
Strategic consulting, software licenses and other	2,537	4,182	1,645	65%	4,951	7,573	2,622	53%
Total revenue	$26,047	$36,257	$10,210	39%	$48,388	$70,404	$22,016	45%

Our recurring technology and services revenue increased $8.6 million, or 36%, for the three months ended June 30, 2012 as compared to the same period of 2011, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our ProfitLine, Anomalous and ttMobiles strategic acquisitions.

Our recurring technology and services revenue increased $19.4 million, or 45%, for the six months ended June 30, 2012 as compared to the same period of 2011, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles strategic acquisitions.

Our strategic consulting, software licenses and other revenue increased $1.6 million, or 65%, for the three months ended June 30, 2012 as compared to the same period of 2011, primarily due to increases in strategic sourcing revenue of $0.8 million, telecommunication accessories sales revenue of $0.6 million, software license fees of $0.2 million and mobile activation revenue of $0.2 million.  These increases were partially offset by a decrease of $0.2 million in consulting and other revenues.

Our strategic consulting, software licenses and other revenue increased $2.6 million, or 53%, for the six months ended June 30, 2012 as compared to the same period of 2011, primarily due to increases in strategic sourcing revenue of $1.2 million, telecommunication accessories sales revenue of $0.8 million, software license fees of $0.6 million and mobile activation revenue of $0.4 million.  These increases were partially offset by a decrease of $0.4 million in consulting and other revenues.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2011	2012	$	%	2011	2012	$	%
Recurring technology and services	$11,408	$14,797	$3,389	30%	$20,465	$29,113	$8,648	42%
Strategic consulting, software licenses and other	1,245	1,789	544	44%	2,517	3,247	730	29%
Total cost of revenue	$12,653	$16,586	$3,933	31%	$22,982	$32,360	$9,378	41%

Gross profit	$13,394	$19,671	$6,277	47%	$25,406	$38,044	$12,638	50%

Gross margin	51%	54%			53%	54%

Our recurring technology and services cost of revenue increased $3.4 million for the three months ended June 30, 2012 as compared to the same period in 2011.  This increase is due to an increase in personnel-related costs, consisting of an increase in salary and other compensation-related costs. The increases in personnel-related costs were primarily attributable to providing support for customer growth in our recurring technology and services business.

Our recurring technology and services cost of revenue increased $8.6 million for the six months ended June 30, 2012 as compared to the same period in 2011.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $7.7 million, an increase in outside contractor costs of $0.6 million and an increase in travel-related expenses and other infrastructure costs of $0.2 million.  The increases in personnel-related, outside contractor costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.

Our strategic consulting, software licenses and other cost of revenue increased $0.5 million for the three months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of costs associated with our sales of telecommunication accessories related to our mobile business.

Our strategic consulting, software licenses and other cost of revenue increased $0.7 million for the six months ended June 30, 2012 as compared to the same period in 2011, primarily as a result of costs associated with our sales of telecommunication accessories related to our mobile business.

As a percentage of revenue, gross profit increased to 54% for the three months ended June 30, 2012 as compared to 51% for the same period in 2011.  This increase in gross margin was primarily due to the migration of customers acquired in the HCL-EMS and Telwares acquisitions onto our platforms, which operate at a higher gross margin than the legacy HCL-EMS and Telwares platforms on which we serviced these customers immediately following the HCL-EMS and Telwares acquisitions. The $6.3 million increase in gross profit in absolute dollars was primarily due to increased revenue.

As a percentage of revenue, gross profit increased to 54% for the six months ended June 30, 2012 as compared to 53% for the same period in 2011.  This increase in gross margin was primarily due to the migration of customers acquired in the HCL-EMS and Telwares acquisitions onto our platforms, which operate at a higher gross margin than the legacy HCL-EMS and Telwares platforms on which we serviced these customers immediately following the HCL-EMS and Telwares acquisitions. We expect gross margins to continue to improve in 2012 as we complete the migration of these customers to our platforms.  The $12.6 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended June 30,						Six Months Ended June 30,
	2011		2012				2011		2012
		% of		% of	Change			% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$3,963	15%	$5,913	16%	$1,950	49%	$7,661	16%	$11,457	16%	$3,796	50%
General and administrative	4,436	17%	7,046	19%	2,610	59%	8,172	17%	13,747	20%	5,575	68%
Research and development	2,833	11%	4,174	12%	1,341	47%	5,695	12%	7,863	11%	2,168	38%
Depreciation and amortization	1,123	4%	1,996	6%	873	78%	2,131	4%	3,871	5%	1,740	82%
Total operating expense	$12,355	47%	$19,129	53%	$6,774	55%	$23,659	49%	$36,938	52%	$13,279	56%

Sales and marketing expense.  Our sales and marketing expense increased $2.0 million for the three months ended June 30, 2012 as compared to the same period of 2011, primarily due to increases in personnel-related costs, including salary and other compensation-related costs, of $1.5 million, as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.3 million in travel expense as a result of the increased headcount and $0.2 million in other general sales and marketing expenses.

Our sales and marketing expense increased $3.8 million for the six months ended June 30, 2012 as compared to the same period of 2011, primarily due to increases in personnel-related costs, including salary and other compensation-related costs, of $3.0 million, as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.6 million in travel expense as a result of the increased headcount and $0.2 million in marketing expense primarily attributable to attending several trade shows in an effort to increase lead generation.

General and administrative expense.  Our general and administrative expenses increased $2.6 million for the three months ended June 30, 2012 as compared to the same period of 2011, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.4 million, including increased employee compensation and benefits of $0.8 million, which includes a $0.6 million increase in stock-based compensation and increased facility and overhead costs of $0.8 million primarily attributable to the overhead costs associated with additional facilities.  The increase in personnel-related costs, including salary and other compensation-related costs was a result of an increase in headcount and stock-based equity awards.  In addition, we incurred an increase in professional fees of $0.2 million primarily attributable to operating as a public company.

Our general and administrative expenses increased $5.6 million for the six months ended June 30, 2012 as compared to the same period of 2011, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $2.7 million, including increased employee compensation and benefits of $1.6 million which includes a $1.1 million increase in stock-based compensation, increased facility and overhead costs of $2.0 million primarily attributable to the overhead costs associated with additional facilities and a $0.3 million increase in contractor costs. The increase in personnel-related costs, including salary and other compensation-related costs, was a result of an increase in headcount and stock-based equity awards.  In addition, we incurred an increase in professional fees of $0.5 million primarily attributable to the Anomalous and ttMobiles acquisitions and operating as a public company.

Research and development expense.  Our research and development expenses increased $1.3 million for the three months ended June 30, 2012 as compared to the same period of 2011, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $0.8 million primarily arising from increased headcount.  In addition, we incurred a $0.5 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

Our research and development expenses increased $2.2 million for the six months ended June 30, 2012 as compared to the same period of 2011, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $1.4 million primarily arising from increased headcount.  In addition, we incurred a $0.8 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $0.9 million for the three months ended June 30, 2012 as compared to the same period of 2011, primarily due to an increase in amortization expense of $0.7 million and depreciation expense of $0.2 million. The increase in amortization expense was result of higher intangible assets as result of the ProfitLine, Anomalous and ttMobiles acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Depreciation and amortization expenses increased $1.7 million for the six months ended June 30, 2012 as compared to the same period of 2011, primarily due to an increase in amortization expense of $1.4 million and depreciation expense of $0.3 million. The increase in amortization expense was result of higher intangible assets as result of the HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended June 30,		Increase	Six Months Ended June 30,		Increase
(in thousands)	2011	2012		$2011	2012	$
Interest expense	$(777)	$(192)	585	$(1,436)	$(427)	1,009
Interest income	3	21	18	7	38	31
Increase in fair value of warrants for redeemable convertible preferred stock	(1,475)	—	1,475	(2,015)	—	2,015

Interest Expense.  The decrease in interest expense for the three and six months ended June 30, 2012 as compared to the same periods of 2011 was a result of higher average debt balances in 2011 as a result of an outstanding term loan related to the HCL-EMS and Telwares acquisitions.

Interest Income.  The increase in interest income for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was a result of higher average cash balances in interest bearing bank accounts.

Increase in fair value of warrants to purchase redeemable convertible preferred stock.  The elimination of the increase in the fair value of warrants to purchase redeemable convertible preferred stock for the three and six months ended June 30, 2012 as compared to the same periods in 2011 was the result of all warrants to purchase redeemable convertible preferred stock being converted to warrants to purchase common stock upon the completion of our initial public offering in August 2011.

Income tax provision.  Our income tax provision decreased $0.1 million for the three months ended June 30, 2012 as compared to the same period in 2011, primarily due to deferred tax benefits recorded in 2012 related to intangible assets and a current tax benefit associated with foreign refundable research and development from our 2012 acquisitions of Anomalous and ttMobiles, and a reduction in our federal tax provision in 2012 due to tax benefits from stock option exercises.  These decreases were partially offset by an increase in state income taxes resulting from higher taxes on capital due to our initial and follow-on public stock offerings.

Our income tax provision decreased $0.1 million for the six months ended June 30, 2012 as compared to the same period in 2011, primarily due to deferred tax benefits recorded in 2012 related to intangible assets and a current tax benefit associated with foreign refundable research and development from our 2012 acquisitions of Anomalous and ttMobiles, and a reduction in our federal tax provision in 2012 due to tax benefits from stock option exercises.  These decreases were partially offset by an increase in state income taxes resulting from higher taxes on capital due to our initial and follow-on public stock offerings.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans and revolving credit facilities. In addition, in August 2011 we raised approximately $66.0 million in net proceeds through an initial public offering of our common stock and in April 2012, we raised an additional $37.8 million in net proceeds through a follow-on public offering of our common stock.  We intend to use the proceeds from the follow-on public offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. As of June 30, 2012, we had cash and cash equivalents of $78.4 million,  accounts receivable of $26.7 million and amounts due under various debts and credit facilities of $17.6 million. Our remaining outstanding debt relates to the deferred consideration for the HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles acquisitions and capital lease and other obligations.

We believe that our existing cash and cash equivalents and our cash flow from operating activities will be sufficient to meet our anticipated cash needs for at least the next twelve months. To the extent our cash and cash equivalents and cash flow from operating activities are insufficient to fund our future activities, we may need to raise additional funds through bank credit arrangements or public or private equity or debt financings. We also may need to raise additional funds in the event we determine in the future to effect one or more acquisitions of, or investments in, businesses, services or technologies. If additional funding is required, we may not be able to obtain bank credit arrangements or to effect an equity or debt financing on terms acceptable to us or at all.

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	June 30,
(in thousands)	2011	2012
Cash and cash equivalents	$43,407	$78,442

	Six Months Ended June 30,
(in thousands)	2011	2012
Net cash provided by operating activities	$3,578	$7,542
Net cash used in investing activities	(8,517)	(9,952)
Net cash provided by financing activities	8,007	37,555
Effect of exchange rate on cash	—	(110)
Net increase in cash and cash equivalents	$3,068	$35,035

Cash Flows from Operating Activities

Operating activities provided $7.5 million of net cash during the six months ended June 30, 2012, which resulted from our net income of $0.5 million for the six months ended June 30, 2012 principally supplemented by non-cash charges of depreciation and amortization of $3.9 million and stock-based compensation of $3.8 million. Cash provided by operating activities was adversely impacted by a $0.9 million decrease in accrued liabilities and a $0.8 million decrease in deferred revenue during the six months ended June 30, 2012.

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

Cash Flows from Investing Activities

Cash used in investing activities totaled $10.0 million during the six months ended June 30, 2012 and consisted of $9.2 million paid in connection with the 2012 acquisitions and capital expenditures of $0.8 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $8.5 million during the six months ended June 30, 2011 and consisted of $8.2 million paid in connection with the HCL-EMS and Telwares acquisitions and capital expenditures of $0.3 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $37.6 million during the six months ended June 30, 2012 primarily due to $37.8 million of net proceeds from our follow-on offering, net of underwriting discounts and commissions and offering costs, and $2.5 million in proceeds from the exercise of stock options and stock warrants.  Cash provided by financing activities was adversely impacted by debt repayments of $2.8 million.

Cash flows provided by financing activities totaled $8.0 million during the six months ended June 30, 2011 primarily consisting of net borrowings under our credit facility of $7.9 million.

Contractual Obligations

The following table summarizes our material contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$19,755	$6,056	$13,699	$—
Capital lease and other obligations	1,506	1,181	325	—
Interest on capital lease obligations	72	53	19	—
ProfitLine deferred purchase price	8,812	8,812	—	—
HCL-EMS contingent consideration	2,882	2,882	—	—
ttMobiles deferred purchase price	2,301	2,301
Telwares deferred purchase price	1,170	1,170	—
Anomalous deferred purchase price	964	964
	$37,462	$23,419	$14,043	$—

•                  Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office space as well as certain equipment.

•                  Capital lease and other obligations include minimum lease obligations with remaining terms in excess of one year related to computer hardware and software and a deferred payment of $0.6 million due December 2012, related to customer contracts purchased.

•                  ProfitLine deferred purchase price includes installments of $4.5 million payable on December 19, 2012 and June 19, 2013.

•                  HCL-EMS contingent consideration includes payments following the second anniversary of the HCL-EMS closing date of January 25, 2011.

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

Interest Rate Risk

At June 30, 2012, we had unrestricted cash and cash equivalents totaling $78.4 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000 and have not been profitable in any fiscal year since we were formed. We experienced net losses of $2.6 million in 2009, $1.8 million in 2010 and $3.0 million in 2011. Although we were profitable for the six months ended June 30, 2012 with net income of $0.5 million, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

In addition, the accounting treatment of the warrant shares that may become issuable to Dell and of the unvested earn-out shares issued in connection with our acquisition of Anomalous Networks in January 2012 could have an impact on our quarterly operating results. We currently value the warrant shares that are deemed probable of becoming exercisable on a mark-to-market basis until they are earned, and will value the unvested earn-out shares that are deemed probable of becoming vested and earned on a mark-to-market basis until they are vested and earned. Increases or decreases in our stock price will affect the mark-to-market adjustments of the common stock warrant shares and unvested earn-out shares, which will increase or decrease contra-revenue charges. The value of the warrant shares and unvested earn-out shares will fluctuate until the warrant shares are deemed exercisable or the unvested earn-out shares are deemed vested and earned, as the case may be, and the value is fixed. This accounting treatment is applicable whether or not our Dell or Anomalous related revenue actually increases or decreases in line with the market value of our common stock, and thus could cause significant fluctuations in our quarterly operating results.

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

We are currently integrating the operations of five businesses that we acquired during 2011 and the first quarter of 2012. With respect to three of these businesses, we are migrating their former customers to our platform. In addition, we plan to migrate the recently acquired customers of Symphony to our platform over the next 12 to 18 months.  If we encounter unforeseen technical or other challenges in the migration of these customers or the integration of these acquired businesses, our business and results of operations could be harmed. For example, with respect to one of the acquisitions during the first quarter of 2011, we have entered into an agreement for the provision of CLM services by a third party to certain of these customers during their migration and we are obligated to maintain a firewall with respect to the service provider’s software. If the availability of these outsourced services were disrupted during the customer migration process, or if we were unable to maintain the firewall required under this agreement, we could incur substantial costs in arranging for alternative services or substantial liabilities arising out the breach of our obligations.

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

We host our software products and serve all of our customers from eight third-party data center facilities. We do not control the operation of these facilities. American Internet Services operates our data center in San Diego, California; AT&T operates our data center in Secaucus, New Jersey; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates our data centers in London and Slough, United Kingdom; Verizon Business operates our data center in Billerica, Massachusetts; and Sungard operates our date center in Nashville, Tennessee. Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring during 2013, 2014 and 2015. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

As of July 31, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 22.6% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to July 31, 2012, the trading prices of our stock have ranged from $8.01 to $23.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time.  All lock-up agreements entered into in connection with the public offering of our common stock that we completed in April 2012 expired on June 26, 2012.  Our outstanding shares of common stock may be freely sold in the public market at any time to the extent permitted by Rules 144 and 701 under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or to the extent such shares have already been registered under the Securities Act and are held by non-affiliates of ours.

In addition, as of July 31, 2012, there were 7,192,611 shares subject to outstanding options and 205,314 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act, on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of July 31, 2012 there were 44,720 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock and warrants to purchase common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares issued by us upon the exercise of warrants during the three months ended June 30, 2012 to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, including the consideration, if any, received by us in connection with such exercises.  The shares issued upon this warrant exercise were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.  No underwriters were involved in any such issuances.

(1)          On June 6, 2012, we issued 22,714 shares of common stock to Daniel Riscalla, pursuant to an exercise of a warrant we had granted to him on March 12, 2008.  We received proceeds of $28,000 related to this warrant exercise.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-166123),  that was declared effective by the Securities and Exchange Commission on July 26, 2011. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $66.0 million. Of these net proceeds, we have used $25.5 million to repay all of the outstanding amounts under our term loan and revolving credit facilities, $24.9 million as consideration for our acquisitions of ProfitLine, Inc., Anomalous and ttMobiles Limited and $1.3 million to pay deferred consideration due related to our acquisition of substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc. We have invested the remaining net proceeds in cash and cash equivalents, primarily money-market mutual funds.

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

Tangoe, Inc.

Date: August 14, 2012	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer