Form 10-Q
period 2012-09-30
TANGOE INC
filed 2012-11-14
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 37,877,634 shares of our common stock outstanding on November 2, 2012.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		September 30,
	December 31,	2012
	2011	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,407	$55,736
Accounts receivable, less allowances of $102	25,311	33,223
Prepaid expenses and other current assets	2,503	3,282
Total current assets	71,221	92,241

COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,334	4,009

OTHER ASSETS:
Intangible assets-net	28,800	46,334
Goodwill	36,266	65,880
Security deposits and other non-current assets	1,241	1,407
TOTAL ASSETS	$140,862	$209,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,605	$8,269
Accrued expenses	7,061	9,416
Deferred revenue-current portion	9,051	9,795
Notes payable-current portion	7,904	28,557
Other current liabilities	1,079	326
Total current liabilities	31,700	56,363

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	1,659	3,620
Deferred revenue-less current portion	2,624	1,546
Notes payable-less current portion	8,290	227
Total liabilities	44,273	61,756

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2011 and September 30, 2012; 33,152,592 and 37,859,202 shares issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	3	4
Additional paid-in capital	142,905	192,917
Warrants for common stock	10,610	10,610
Less: notes receivable for purchase of common stock	(93)	—
Accumulated deficit	(56,795)	(55,684)
Other comprehensive (loss) income	(41)	268
Total stockholders’ equity	96,589	148,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,862	$209,871

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012

Revenue:
Recurring technology and services	$24,456	$36,138	$67,893	$98,969
Strategic consulting, software licenses and other	2,856	4,000	7,807	11,573
Total revenue	27,312	40,138	75,700	110,542

Cost of revenue:
Recurring technology and services	11,926	16,696	32,391	45,809
Strategic consulting, software licenses and other	1,142	1,588	3,659	4,835
Total cost of revenue	13,068	18,284	36,050	50,644

Gross profit	14,244	21,854	39,650	59,898

Operating expenses:
Sales and marketing	4,113	6,275	11,774	17,732
General and administrative	4,683	8,083	12,855	21,830
Research and development	3,023	4,263	8,718	12,126
Depreciation and amortization	1,249	2,297	3,380	6,168
Restructuring charge	1,549	—	1,549	—
(Loss) income from operations	(373)	936	1,374	2,042

Other income (expense), net:
Interest expense	(1,427)	(256)	(2,863)	(683)
Interest income	14	22	21	60
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	19	—	(1,996)	—
(Loss) income before income tax provision	(1,767)	702	(3,464)	1,419
Income tax provision	88	121	394	308
Net (loss) income	(1,855)	581	(3,858)	1,111
Preferred dividends	(310)	—	(2,168)	—
Accretion of redeemable convertible preferred stock	(5)	—	(37)	—
(Loss) income applicable to common stockholders	$(2,170)	$581	$(6,063)	$1,111

(Loss) income per common share:
Basic	$(0.10)	$0.02	$(0.56)	$0.03
Diluted	$(0.10)	$0.01	$(0.56)	$0.03

Weighted average number of common shares:
Basic	22,769	37,410	10,831	36,079
Diluted	22,769	40,963	10,831	39,616

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012

Net (loss) income	$(1,855)	$581	$(3,858)	$1,111
Foreign currency translation adjustment	(25)	556	(36)	309
Total comprehensive (loss) income	$(1,880)	$1,137	$(3,894)	$1,420

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Unaudited)

For the Nine Months Ended September 30, 2012

(in thousands, except share amounts)

					Notes
					Receivable
	Common Stock		Additional	Common	for Purchase		Other	Total
	Number of		Paid-In	Stock	of Common	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Stock	Deficit	(Loss) Income	Equity
Balance December 31, 2011	33,152,592	$3	$142,905	$10,610	$(93)	$(56,795)	$(41)	$96,589
Net income	—	—	—	—	—	1,111	—	1,111
Foreign currency translation adjustment	—	—	—	—	—	—	309	309
Securities issued in connection with acquisition	165,775	—	1,984	—	—	—	—	1,984
Issuance of shares upon follow-on offering, net of issuance costs	2,200,000	1	37,728	—	—	—	—	37,729
Issuance of shares from exercise of stock options	1,748,391	—	3,649	—	—	—	—	3,649
Issuance of shares from exercise of stock warrants	449,167	—	92	—	—	—	—	92
Issuance of shares in payment of board of director fees	1,021	—	20	—	—	—	—	20
Issuance of shares from executive stock grant	9,639	—	150	—	—	—	—	150
Repayment of notes receivable	—	—	—	—	93	—	—	93
Stock-based compensation	—	—	6,389	—	—	—	—	6,389
Balance September 30, 2012	37,726,585	$4	$192,917	$10,610	$—	$(55,684)	$268	$148,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2011	2012
Operating activities:
Net (loss) income	$(3,858)	$1,111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount	1,181	570
Amortization of leasehold interest	—	(74)
Depreciation and amortization	3,380	6,168
Restructuting charge	1,549	—
(Decrease) increase in deferred rent liability	(101)	34
Amortization of marketing agreement intangible assets	65	119
Allowance for doubtful accounts	23	—
Deferred income taxes	221	75
Stock based compensation	2,664	6,539
Foreign exchange loss	—	40
Increase in fair value of warrants for redeemable convertible preferred stock	1,996	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,831)	(826)
Prepaid expenses and other assets	86	783
Other assets	(327)	(136)
Accounts payable	3,189	459
Accrued expenses	(364)	113
Deferred revenue	1,438	(1,440)
Net cash provided by operating activities	5,311	13,535
Investing activities:
Purchases of computers, furniture and equipment	(482)	(1,333)
Cash paid in connection with acquisitions	(8,166)	(38,410)
Net cash used in investing activities	(8,648)	(39,743)
Financing activities:
Repayment of debt	(37,715)	(2,986)
Borrowings of debt	20,000	—
Deferred financing costs	(170)	—
Proceeds from repayment of notes receivable	—	93
Proceeds from exercise of stock options and stock warrants	832	3,741
Proceeds from initial public offering, net of issuance costs	66,998	—
Proceeds from follow on offering, net of issuance costs	—	37,729
Net cash provided by financing activities	49,945	38,577

Effect of exchange rate on cash	—	(40)

Net increase in cash and cash equivalents	46,608	12,329
Cash and cash equivalents, beginning of period	5,913	43,407
Cash and cash equivalents, end of period	$52,521	$55,736

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

Public Offerings

In April 2012, the Company completed a public offering whereby it sold 2,200,000 shares of common stock at a price to the public of $18.50 per share.  The Company’s common stock is traded on the NASDAQ Global Market.  The Company received proceeds from this public offering of $37.7 million, net of underwriting discounts and commissions and other offering costs of $3.0 million.

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

2.     Business Combinations

HCL Expense Management Services, Inc.

In December 2010, the Company entered into an Asset Purchase Agreement (the “HCL-EMS APA”) to acquire substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”). Pursuant to the terms of the HCL-EMS APA, the Company paid $3.0 million in cash at closing, which took place on January 25, 2011 (“HCL-EMS Closing Date”). In addition, the Company is obligated to pay deferred cash consideration following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. The Company valued this contingent consideration at $3.4 million. In May 2012, the Company and HCL-EMS agreed that the amount of the first year earn-out would be $1.9 million and the Company paid a portion of that amount  to HCL-EMS.  The Company paid the remaining portion of the first year earn-out to HCL-EMS in November 2012.  In connection with this transaction the Company has recorded on its consolidated statement of operations in the third quarter of 2011 a restructuring charge related to terminating the use of the former HCL-EMS leased facility in Rutherford, New Jersey that is subject to a lease assumed by the Company in connection with the acquisition.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Telwares, Inc.

On March 16, 2011, the Company entered into an Asset Purchase Agreement (the “Telwares APA”) with Telwares, Inc. to purchase certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc as defined in the Telwares APA (such acquired assets and liabilities, “Telwares”). Pursuant to the terms of the agreement, the Company will pay $7.7 million in cash as follows: $5.2 million at closing, which includes a working capital adjustment of $0.7 million, which took place on March 16, 2011, and deferred cash consideration, subject to set-off rights of the Company with respect to indemnities given by Telwares under the Telwares APA, of $1,250,000 on March 16, 2012, and $1,250,000 on March 16, 2013.   The Company made the first installment payment of $1,250,000 on March 16, 2012.  The installment payable on March 16, 2013 is subject to a potential reduction of up to $500,000 relating to the achievement of certain recurring revenue goals during the three months ended June 30, 2012.  The Company has provided to Telwares notice setting forth a calculation of a potential reduction, and is engaged in discussions with Telwares concerning that calculation.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

Description	Fair Value	Weighted Average Useful Life (in years)
Tradenames	$335	4.0
Technology	1,612	2.5
Customer relationships	6,770	9.0
Total identifiable intangible assets	$8,717

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Anomalous Networks, Inc.

On January 10, 2012 (the “Anomalous Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Anomalous Purchase Agreement”) with Anomalous Networks Inc., a corporation incorporated under the laws of Canada (“Anomalous”), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the “Anomalous Share Purchase”). This acquisition reflects the Company’s strategy to broaden its suite of offerings and to provide real-time telecom expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) approximately $1,000,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company’s common stock and (iv) 132,617 unvested and unregistered shares of the Company’s common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013 (the “Earn-Out Period”). With the exception of the cash paid at the closing, substantially all of the consideration paid and payable by the Company remains subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the Anomalous Purchase Agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The vested shares issued by the Company at closing are subject to a one-year lock-up period, the unvested shares are also subject to a lock-up unless and until they become vested following the end of the Earn-Out Period and substantially all of the shares are subject to the set-off rights described above. Under the Anomalous Purchase Agreement, the Company is required to make an advance deposit into escrow of the $1,000,000 of deferred consideration in the event that the Company’s cash and cash equivalents is below $15,000,000 at any time before payment of the $1,000,000 of deferred consideration.  The Company has included the operating results of Anomalous in its consolidated financial statements since the date of acquisition, including recurring technology and services revenue of $0.8 million through September 30, 2012.

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
$7,000

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

Description	Fair Value	Weighted Average Useful Life (in years)
Technology	$2,017	5.0
Non-compete covenants	553	2.0
Customer relationships	236	4.0
Tradenames	51	3.0
Total identifiable intangible assets	$2,857

ttMobiles Limited

On February 21, 2012 (the “ttMobiles Acquisition Date”), the Company entered into a Share Purchase Agreement (the “ttMobiles Purchase Agreement”), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England (“ttMobiles”), under which the Company agreed to purchase all of the issued share capital of ttMobiles (the “ttMobiles Share Purchase”). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4,000,000 in cash paid at the closing, and (ii) £1,500,000 in cash payable on the first anniversary of the closing (the “Deferred Consideration”). The purchase price is subject to a net asset adjustment pursuant to which the purchase price will be increased or decreased to the extent that the net asset position of ttMobiles is more or less than a specified target by an amount that exceeds 5% of the target. The Deferred Consideration remains subject to set-off rights of the Company with respect to claims for breach of warranties and certain indemnities given by the former holders of the issued share capital of ttMobiles under the ttMobiles Purchase Agreement. Any breach claims and indemnities would be subject to limitations, including a threshold, certain baskets, caps and limited survival periods.  The Company has included the operating results of ttMobiles in its consolidated financial statements since the date of acquisition, including revenue of $4.1 million through September 30, 2012, of which $2.9 million was recurring technology and services revenue.

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
$8,674

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$2,606	9.0
Technology	1,178	5.0
Tradenames	388	4.0
Non-compete covenants	116	2.0
Total identifiable intangible assets	$4,288

Symphony Teleca Services, Inc.

On August 8, 2012, the Company entered into an Asset Purchase Agreement (the “Symphony Purchase Agreement”) with Symphony Teleca Services, Inc., a Delaware corporation (“Symphony”), under which the parties agreed to the purchase by the Company of Symphony’s telecommunications expense management business (the “TEM Business”) through an asset purchase (the “Symphony Acquisition”).  As part of the Symphony Acquisition and also on August 8, 2012, a newly formed subsidiary of the Company, Tangoe India Softek Services Private Limited, an Indian private limited company (“Tangoe India”), entered into a Business Purchase Agreement (the “Indian Purchase Agreement”) with Symphony Services Corporation (India) Private Limited (“Symphony India”) with respect to the purchase of certain assets and hiring of employees of the acquired business located in India.  On the same day, the Symphony Acquisition was effected in accordance with the terms of the Symphony Purchase Agreement.  At the closing of the Symphony Acquisition, the Company acquired the TEM Business for net consideration of $40.2 million, subject to certain adjustments (the “Cash Purchase Price”), payable as described below, plus an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. The Cash Purchase Price, after giving effect to certain adjustments, is payable as follows: (i) approximately $29.2 million in cash paid at the closing, (ii) approximately $4.4 million in cash payable on the six-month anniversary of the closing, which includes $2.5 million related to the Indian Purchase Agreement, and (iii) approximately $6.4 million in cash payable on the one-year anniversary of the closing.  As part of the Symphony Acquisition, the Company acquired a balance sheet for the TEM Business, which included net assets of approximately $5.4 million.  Approximately $1.9 million of the installment due on February 8, 2013, the full installment due on August 8, 2013 of approximately $6.4 million, and amounts that become payable under the earn-out are subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  During a post-closing transition period expected to last for 2 to 6 months, Symphony and Symphony India will provide to the Company certain transition services, including making available to the Company on a continuing basis the services previously provided by Symphony India to the TEM Business, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  The Company has included the operating results of the TEM Business in its consolidated financial statements since the date of acquisition, including revenue of $3.5 million through September 30, 2012, of which $2.9 million was recurring technology and services revenue.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Symphony Purchase Price Allocation

The allocation of the total purchase price of Symphony’s net tangible and identifiable intangible assets was based upon management’s preliminary estimate of the fair values of those assets taking into account all relevant information available.  Actual amounts for each of the fair values of the assets acquired and liabilities assumed may vary.  The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$29,208
Deferred cash consideration	10,942
$40,150

Allocation of Purchase Consideration:
Current assets	$5,777
Property and equipment	602
Identifiable intangible assets	13,790
Goodwill	20,936
Total assets acquired	41,105
Accounts payable and accrued expenses	(335)
Deferred revenue	(620)
$40,150

The goodwill and identifiable intangible assets related to the Symphony’s acquisition are tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$9,680	9.0
Technology	4,050	5.0
Tradename	60	3.0
Total identifiable intangible assets	$13,790

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2011 and 2012 as if the acquisitions of HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles occurred at the beginning of 2011.  Due to the inability of the Company to anticipate and estimate on a forward-looking basis incremental costs allocated to the Symphony TEM Business by Symphony and the uncertainty and difficulty of calculating the specific costs required to meaningfully present the effects of the acquisition and the costs of operating the Symphony TEM Business, the Company has not included the Symphony TEM Business in the unaudited pro forma results below.  The unaudited pro forma revenue for the Symphony TEM Business was $2.4 million for the period of July 1, 2012 through August 8, 2012, the acquisition date, and $13.0 million for the period of January 1, 2012 through August 8, 2012, the acquisition date.  The unaudited pro forma revenue for the Symphony TEM Business was $4.9 million and $14.7 million for the three and nine months ended September 30, 2011, respectively.  These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2012	2011	2012

Revenue	$32,891	$40,138	$96,700	$112,376
Operating (loss) income	(1,489)	936	(1,559)	2,035
Income (loss) income applicable to common stockholders	361	581	(9,375)	1,085
Basic (loss) income per common share	$(0.15)	$0.02	$(0.87)	$0.03

Diluted (loss) income per common share	$(0.15)	$0.01	$(0.87)	$0.03

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

3. (Loss) Income per Share Applicable to Common Stockholders

The following table sets forth the computations of (loss) income per share applicable to common stockholders for the three and nine months ended September 30, 2011 and 2012:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2011	2012	2011	2012

Basic net (loss) income per common share:
Net (loss) income	$(1,855)	$581	$(3,858)	$1,111
Less: Preferred stock dividends	(310)	—	(2,168)	—
Less: Accretion of redeemable convertible preferred stock	(5)	—	(37)	—
(Loss) income applicable to common stockholders	$(2,170)	$581	$(6,063)	$1,111

Basic (loss) income per common share	$(0.10)	$0.02	$(0.56)	$0.03

Weighted-average common shares outstanding	22,769	37,410	10,831	36,079

Diluted net (loss) income per common share:
Net (loss) income	$(1,855)	$581	$(3,858)	$1,111
Less: Preferred stock dividends	(310)	—	(2,168)	—
Less: Accretion of redeemable convertible preferred stock	(5)	—	(37)	—
(Loss) income applicable to common stockholders	$(2,170)	$581	$(6,063)	$1,111

Diluted (loss) income per common share	$(0.10)	$0.01	$(0.56)	$0.03

Weighted-average common shares used to compute diluted (loss) income per share	22,769	40,963	10,831	39,616

Diluted (loss) income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	7,004	263	7,004	263
Outstanding restricted stock units	—	72	—	72
Common stock warrants	594	—	594	—

On August 1, 2011, as a result of the initial public offering, all preferred stock was converted to common stock and all preferred stock warrants converted to warrants to purchase common stock.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

4. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	September 30,
(in thousands)	2011	2012

Computers and software	$8,192	$9,650
Furniture and fixtures	748	942
Leasehold improvements	635	1,137
	9,575	11,729
Less accumulated depreciation	(6,241)	(7,720)
Computers, furniture and equipment-net	$3,334	$4,009

Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2011 and September 30, 2012. Accumulated depreciation on equipment under capital leases totaled approximately $1.4 million and $1.8 million as of December 31, 2011 and September 30, 2012, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $1.0 million and $1.5 million for the nine months ended September 30, 2011 and 2012, respectively.

In connection with the business combinations described in Note 2, the Company acquired fixed assets with fair values of $0.8 million during the nine months ended September 30, 2012.

5.     Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2011 and September 30, 2012:

			Weighted
	December 31,	September 30,	Average Useful
(in thousands)	2011	2012	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(634)	(732)
Patents, net	420	322
Technological know-how	7,831	15,167	6.0
Less: accumulated amortization	(2,465)	(4,171)
Technological know-how, net	5,366	10,996
Customer relationships	23,550	37,357	8.7
Less: accumulated amortization	(7,236)	(9,716)
Customer relationships, net	16,314	27,641
Convenants not to compete	198	888	2.0
Less: accumulated amortization	(163)	(427)
Convenants not to compete, net	35	461
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(118)	(237)
Strategic marketing agreement, net	6,085	5,966
Tradenames	335	842	3.9
Less: accumulated amortization	(2)	(141)
Tradenames, net	333	701
Trademarks	247	247	Indefinite
Intangible assets, net	$28,800	$46,334

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

In June 2012, the Company converted certain channel customers to direct customers by purchase of the customer contracts from Insight Direct USA Inc., who continues as a referral partner rather than a channel partner, in exchange for consideration of $1.25 million, a portion of which has been paid and a portion of which is deferred.  The Company has included the purchase of these customer contracts in customer relationships.

The amortization expense of intangible assets for the nine months ended September 30, 2011 and 2012 was $2.2 million and $4.7 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exists at September 30, 2012 is as follows:

(in thousands)
October 1, 2012 to December 31, 2012	$2,072
2013	8,258
2014	7,368
2015	6,005
2016	5,754
Thereafter	16,630
Total	$46,087

The following table presents the changes in the carrying amounts of goodwill for the nine months ended September 30, 2012.

Carrying
(in thousands)	Amount

Balance at December 31, 2011	$36,266
ProfitLine leasehold interest adjustment	428
Anomalous	4,477
ttMobiles	3,557
Symphony	20,936
Foreign exchange translation effect	216
Balance at September 30, 2012	$65,880

6.      Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions described in Note 2. This charge reflects the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs. The liabilities related to the restructuring charge are included in other current liabilities and deferred rent and other non-current liabilities on the Company’s consolidated balance sheet. The following table summarizes the activity in the liabilities related to the restructuring charge for the nine months ended September 30, 2012:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Other Costs	Total

Remaining liability at December 31, 2011	$1,265	$69	$1,334
Cash payments	(490)	(99)	(589)
Non-cash charges and other	—	17	17
Remaining liability at September 30, 2012	775	(13)	762

	less: current portion		(326)
	Long-term portion		$436

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

7.      Debt

As of December 31, 2011 and September 30, 2012, debt outstanding included the following:

	December 31,	September 30,
(in thousands)	2011	2012

HCL-EMS contingent consideration, net of unamortized discount of $59 at September 30, 2012. Payable in annual installments starting in 2012, as described below	$3,731	$2,928

Deferred Telwares purchase price, net of unamortized discount of $52 at September 30, 2012. Payable in annual installments starting in March 2012, as described below	2,338	1,198

Deferred ProfitLine purchase price, net of unamortized discount of $123 at September 30, 2012. Payable in annual installments starting in December 2012, as described below	8,682	8,877

Deferred Anomalous purchase price, net of unamortized discount of $8 at September 30, 2012. Payable in one installment in January 2013, as described below	—	971

Deferred ttMobiles purchase price, net of unamortized discount of $27 at September 30, 2012. Payable in one installment in February 2013, as described below	—	2,399

Deferred Symphony purchase price, net of unamortized discount of $193 at September 30, 2012. Payable as described below	—	10,596

Capital lease and other obligations	1,443	1,815
Total notes payable	$16,194	$28,784
Less current portion	$(7,904)	$(28,557)
Notes payable, less current portion	$8,290	$227

Contingent HCL-EMS Consideration

As described in Note 2, the purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date of January 25, 2011, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In May 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid a portion of that amount to HCL-EMS.  The Company paid the remaining portion of the first year earn-out to HCL-EMS in November 2012.  The only adjustments to the balance in 2012 were the accretion of imputed interest and the partial payment of the first year earn-out amount.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Deferred Telwares Purchase Price

As described in Note 2, the purchase consideration for the acquisition of Telwares includes deferred cash consideration. The deferred cash consideration includes payments of $1,250,000 on March 16, 2012 and $1,250,000 on March 16, 2013, subject to set-off rights of the Company with respect to indemnities given by Telwares under the Telwares APA. The Company paid the first installment of $1,250,000 on March 16, 2012.  The installment payable on March 16, 2013 is subject to a potential reduction of up to $500,000 relating to the achievement of certain recurring revenue goals during the three months ended June 30, 2012.  The Company has provided to Telwares notice setting forth a calculation of a potential reduction, and is engaged in discussions with Telwares concerning that calculation.  No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The only adjustments to the balance in 2012 were the accretion of imputed interest and the payment of the first installment.

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

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Deferred Symphony Purchase Price

As described in Note 2, the purchase consideration for the acquisition of the Symphony TEM Business includes deferred cash consideration.  The deferred cash consideration includes payments of $4.4 million in cash payable on the six-month anniversary of the closing of the Symphony acquisition, which includes $2.5 million of consideration related to the Indian Purchase Agreement, and $6.4 million in cash payable on the twelve-month anniversary of closing of the Symphony Acquisition.  No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration is unsecured. Approximately $1.9 million of the installment due on February 8, 2013, the full installment due on August 8, 2013 of approximately $6.4 million, and amounts that potentially could become payable under the earn-out are subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods

8.      Stockholders’ Equity

Common Stock—As of December 31, 2011 and September 30, 2012, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 33,152,592 and 37,859,202 were issued and outstanding, respectively.

During the nine months ended September 30, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 2.  Additionally, the Company issued 9,639 shares of its common stock to two of its officers under the provisions of the 2011 Plan and 1,021 shares of its common stock to a member of the Company’s board of directors in payment of annual director fees.

Preferred Stock—As of December 31, 2011 and September 30, 2012, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000 of which 0 were issued and outstanding.

Investor Rights Agreements—Holders of a substantial portion of the Company’s outstanding common stock and warrants to purchase common stock have rights to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company’s Eighth Amended and Restated Investors Rights Agreement, as amended.

Warrants

Common Stock Warrants—During the nine months ended September 30, 2012, warrant holders exercised warrants to purchase a total of 522,507 shares of common stock pursuant to a cashless exercise feature of these warrants.  As a result of the cashless exercise, 398,060 shares of common stock were issued and 124,447 warrant shares were cancelled in lieu of payment of cash consideration to the Company.  Additionally, warrant holders exercised warrants to purchase a total of 51,107 shares of common stock.  The Company received proceeds of $92,000 related to these warrant exercises.

On September 10, 2012, the Company issued a warrant to purchase 10,000 shares of its common stock at an exercise price of $14.02 to a consultant.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of September 30, 2012, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

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

The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the nine months ended September 30, 2011 and 2012, the Company recorded $65,209 and $119,259, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value was marked to market on a quarterly basis until the warrant shares were earned and vested or expired unearned and unvested.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

A summary of warrants exercised to purchase common stock during the nine months ended September 30, 2012 is presented below:

Number of
Stock
Warrants

Outstanding at beginning of the year	589,941
Exercised	(449,167)
Issued	10,000
Cancelled	(124,447)
Outstanding at end of the period	26,327

Weighted average exercise price	$6.78

Stock Options—As of September 30, 2012, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Stock Incentive Plan (the “2011 Plan”). The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the nine months ended September 30, 2012, the Company’s board of directors granted options to purchase an aggregate of 2,229,650 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $15.96 per share.

A summary of the status of stock options issued pursuant to the Plans during the nine months ended September 30, 2012 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,670,335	$3.60
Granted	2,229,650	$15.96
Forfeited	(254,698)	$8.17
Exercised	(1,748,391)	$2.09
Outstanding at end of the period	6,896,896	$7.81	7.7

Exercisable at end of the period	3,112,740	$3.12	6.3

Available for future grants at September 30, 2012	1,146,866

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

The intrinsic values of options outstanding, vested and exercised during the nine months ended September 30, 2012 were as follows:

	2012
	Number of	Intrinsic
	Options	Value
Outstanding	6,896,896	$42,817,484
Vested	3,112,740	$31,183,161
Exercised	1,748,391	$28,834,414

During the nine months ended September 30, 2012, employees and former employees of the Company exercised options to purchase a total of 1,748,391 shares of common stock at exercise prices ranging from $0.25 to $9.83 per share. Proceeds from the stock option exercises totaled $3.7 million.

Restricted Stock Units—During the nine months ended September 30, 2012, the Company issued 219,814 restricted stock units to certain employees under the provisions of the 2011 Plan. These grants of restricted stock units had an aggregate fair value of $3.8 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s stock price at the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 2 to 4 years.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the nine months ended September 30, 2012, the Company recorded stock-based compensation expenses of $0.6 million related to restricted stock unit awards.

As of September 30, 2012, there was $3.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

A summary of the status of restricted stock units issued pursuant to the Plans during the nine months ended September 30, 2012 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	—	$—
Granted	219,814	$17.39
Forfeited	(2,500)	$20.35
Outstanding at end of the period	217,314	$17.35

Exercisable at end of the period	—	$—

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

In accordance with Accounting Standards Classification  (“ASC”) 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $2.7 million and $6.5 million for the nine months ended September 30, 2011 and 2012, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2012	2011	2012
Cost of revenue	$178	$362	$499	$947
Sales and marketing	207	586	589	1,455
General and administrative	466	1,643	1,447	3,727
Research and development	46	164	129	410
Total stock-based employee compensation	$897	$2,755	$2,664	$6,539

Stock-based employee compensation expense for equity awards granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2012	$2,616
2013	8,670
2014	6,942
2015	5,025
2016	1,011
$24,264

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

The fair value of the stock options and restricted stock units granted during 2012 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2012

Expected dividend yield	0%
Risk-free interest rate	0.79% to 1.16%
Expected term (in years)	5.5 - 6.1 years
Expected volatility	58.1% - 59.9%

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

Based on the above assumptions, the weighted average fair value per share of the stock options granted during the nine months ended September 30, 2012 was approximately $8.55.

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

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of December 31, 2011 and September 30, 2012 and the basis for that measurement:

	Fair Value Measurement at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$30,031	$30,031	$—	$—
Contingent HCL-EMS acquisition consideration	3,731	—	—	3,731
	$33,762	$30,031	$—	$3,731

	Fair Value Measurement at September 30, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,080	$28,080	$—	$—
Contingent HCL-EMS acquisition consideration	2,928	—	—	2,928
	$31,008	$28,080	$—	$2,928

The Company’s investment in overnight money market institutional funds, which amounted to $30.0 million and $28.1 million at December 31, 2011 and September 30, 2012, respectively, is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of September 30, 2012, there were no changes in the recognized amounts, except for the accretion of interest and the partial payment of the first year earn-out amount.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments. The carrying amounts of the Company’s deferred purchase price consideration to Telwares, ProfitLine, Anomalous, ttMobiles and Symphony approximate fair value as the effective interest rates approximates market rates.

11.      Supplemental Cash Flow Information:

Information about other cash flow activities during the nine months ended September 30, 2011 and 2012 are as follows:

	Nine months ended September 30,
(in thousands)	2011	2012

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,600	$94
Income tax payments	$185	$284
State income tax credits (redeemed for cash)	$(37)	$—

NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$3,390	$—
Deferred purchase price in connection with Telwares acquisition	$2,155	$—
Deferred purchase price in connection with Anomalous acquisition	$—	$950
Deferred purchase price in connection with ttMobiles acquisition	$—	$2,315
Deferred purchase price in connection with Symphony acquisition	$—	$10,942
Preferred stock dividends and accretion	$2,205	$—
Issuance of warrants in connection with notes payable and marketing agreement	$2,598	$—
Issuance of common stock in payment of board of director fees	$—	$20
Computer, furniture and equipment acquired with capital lease	$666	$—
Unpaid deferred IPO costs	$477	$—
Conversion of warrants for redeemable convertible preferred stock and preferred stock warrants	$64,017	$—
Cashless exercise of warrants	$24	$479

Notes to Condensed Consolidated Financial Statements – continued (Unaudited)

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

Rent expense, included in general and administrative expense, was approximately $2.6 million and $3.6 million for the nine months ended September 30, 2011 and 2012, respectively.

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

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) plus interest expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and decrease (increase) in fair value of warrants for redeemable convertible preferred stock; less amortization of leasehold interest and interest income and  also include in Adjusted EBITDA adjustments for other non-cash and non-recurring items applicable for the periods presented.  Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure.  Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2012.

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

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for a portion of implementation and subscription fees.  Implementation fees are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship.  Subscription fees are recognized ratably over the term of the contract.  As of September 30, 2012, implementation fees represented $1.9 million of the $11.3 million deferred revenue balance.

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

On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares, for $4.5 million in cash (excluding working capital adjustments) plus deferred cash of up to an additional $2.5 million payable in installments of $1.25 million each on March 16, 2012 and March 16, 2013. The deferred cash is subject to set-off rights that we hold with respect to indemnities given by Telwares under the purchase agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by Telwares under the purchase agreement. Certain of these indemnities are subject to limitations, including certain caps and limited survival periods. In addition, the installment payable on March 16, 2013 is subject to a potential reduction of up to $500,000 relating to the achievement of certain recurring revenue goals during the three months ending June 30, 2012.  We have provided to Telwares notice setting forth a calculation of a potential reduction, and we are engaged in discussions with them concerning that calculation.   In addition, we incurred transaction costs of approximately $200,000 in connection with the transaction. These transaction costs were expensed as incurred.

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

On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks Inc., or Anomalous, a provider of real-time telecommunications expense management solutions. The aggregate purchase price was approximately $9.0 million, which consisted of approximately $3.5 million in cash paid at the closing, approximately $1.0 million in cash payable on the first anniversary of the closing, 165,775 unregistered shares of our common stock and 132,617 unvested and unregistered shares of our common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. With the exception of the cash paid at the closing, substantially all of the consideration paid and payable by us remains subject to set-off rights that we hold with respect to indemnities given by the former shareholders of Anomalous under the purchase agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the purchase agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The vested shares that we issued at closing are subject to a one-year lock-up period, the unvested shares are also subject to a lock-up unless and until they become vested following January 31, 2013 and substantially all of the shares are subject to the set-off rights described above. Under the Anomalous purchase agreement, we are required to make an advance deposit into escrow of $1.0 million of deferred consideration in the event that our cash and cash equivalents is below $15.0 million at any time before payment of the $1.0 million of deferred consideration. The transaction costs were immaterial and were expensed as incurred.

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

On August 8, 2012, we acquired substantially all of the assets of the telecommunications expense management division of Symphony Teleca Services, Inc., or Symphony, pursuant to an asset purchase agreement, or the Symphony Purchase Agreement.  On the same date, a newly formed subsidiary of ours, Tangoe India Softek Services Private Limited, an Indian private limited company, or Tangoe India, entered into a business purchase agreement, or the Indian Purchase Agreement, with Symphony Services Corporation (India) Private Limited, or Symphony India, with respect to the purchase of certain assets and employees of the acquired business located in India.  The net purchase price was $40.2 million, which consisted of $29.2 million in cash paid at the closing, approximately $4.4 million in cash payable on the six-month anniversary of the closing, and approximately $6.4 million in cash payable on the one-year anniversary of the closing.  Approximately $1.9 million of the installment due on February 8, 2013, the full installment due on August 8, 2013 of approximately $6.4 million, and amounts that potentially become payable under the earn-out are subject to set-off rights that we have with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  During a post-closing transition period expected to last for 2 to 6 months, Symphony and Symphony India will provide to us certain transition services, including making available to us on a continuing basis the services previously provided by Symphony India to Symphony, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  The transaction costs were immaterial and were expensed as incurred.

We are currently integrating the operations of the six businesses that we acquired during 2011 and  2012. With respect to one of these businesses, we have completed the migration of the acquired customers to our platforms, and with respect to two of these businesses, we continue to migrate the acquired customers to our platforms.  While to date we have successfully migrated a number of these customers, there can be no assurance that we will complete this integration and migration in a timely manner or at all and the cost of such integration and migration may be more significant than we have estimated.   In addition, we plan to migrate the recently acquired customers of the Symphony TEM Business to our platform over the next 12 to 18 months.

We may pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months. Our recurring technology and services revenue is driven primarily by the amount of communications spend that we manage for fixed line contracts and by the number of mobile devices that we manage for mobile device contracts. Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend or number of mobile devices under management and additional charges to the extent those specified thresholds are exceeded. Prior to 2010, as a result of limited history regarding customer renewals, implementation fees related to subscription agreements for our Communications Management Platform with terms equal to or less than 36 months were recognized over 36 months and implementation fees related to subscription agreements with terms exceeding 36 months were recognized over the life of the agreement. In 2010, due to having greater evidence regarding customer renewals, we believed it was appropriate to extend the estimated expected life of the customer relationship to be equal to twice the contract life calculated on a per-customer basis and to recognize implementation fees ratably over this period. This change did not have a material impact on our consolidated financial statements. Many of our subscription contracts are  non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $15,881 and $46,323 of amortization as a contra-revenue charge during the three months ended September 30, 2011 and 2012, respectively and $65,209 and $119,259 of amortization as a contra-revenue charge during the nine months ended September 30, 2011 and 2012, respectively.

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

General and administrative.  General and administrative expense consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for finance and accounting, executive, human resources and information technology personnel, rent and facility costs, legal and other professional fees, and other corporate expenses. We are incurring and will continue to incur additional costs associated with being a public company, including higher personnel costs, corporate insurance and professional fees, including legal and accounting as it relates to financial reporting and achieving and maintaining compliance with Section 404 of the Sarbanes-Oxley Act.

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

Income Tax Provision

Income tax provision consists of federal, state and foreign corporate income taxes resulting from our global operations. We expect income tax expense to vary each reporting period depending upon taxable income fluctuations and our availability of tax benefits from net loss carryforwards.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2011 and 2012

The following table presents our consolidated results of operations for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2011	% of revenue	2012	% of revenue	2011	% of revenue	2012	% of revenue
Revenue:
Recurring technology and services	$24,456	90%	$36,138	90%	$67,893	90%	$98,969	90%
Strategic consulting, software licenses and other	2,856	10%	4,000	10%	7,807	10%	11,573	10%
Total revenue	27,312	100%	40,138	100%	75,700	100%	110,542	100%
Cost of revenue:
Recurring technology and services	11,926	44%	16,696	42%	32,391	43%	45,809	41%
Strategic consulting, software licenses and other	1,142	4%	1,588	4%	3,659	5%	4,835	4%
Total cost of revenue(1)	13,068	48%	18,284	46%	36,050	48%	50,644	46%

Gross profit	14,244	52%	21,854	54%	39,650	52%	59,898	54%
Operating expense:
Sales and marketing (1)	4,113	15%	6,275	16%	11,774	16%	17,732	16%
General and administrative (1)	4,683	17%	8,083	20%	12,855	17%	21,830	20%
Research and development(1)	3,023	11%	4,263	11%	8,718	12%	12,126	11%
Depreciation and amortization	1,249	5%	2,297	6%	3,380	4%	6,168	6%
Restructuring charge	1,549	6%	—	0%	1,549	2%	—	0%
(Loss) income from operations	(373)	(1)%	936	2%	1,374	2%	2,042	2%

Other income (expense), net:
Interest expense	(1,427)	(5)%	(256)	(1)%	(2,863)	(4)%	(683)	(1)%
Interest income	14	0%	22	0%	21	0%	60	0%
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	19	0%	—	—	(1,996)	(3)%	—	—
(Loss) income before income tax provision	(1,767)	(6)%	702	2%	(3,464)	(5)%	1,419	1%
Income tax provision	88	0%	121	0%	394	1%	308	0%
Net (loss) income	$(1,855)	(7)%	$581	1%	$(3,858)	(5)%	$1,111	1%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$178	$362	$499	$947
Sales and marketing	207	586	589	1,455
General and administrative	466	1,643	1,447	3,727
Research and development	46	164	129	410
	$897	$2,755	$2,664	$6,539

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2011	2012	$	%	2011	2012	$	%
Recurring technology and services	$24,456	$36,138	$11,682	48%	$67,893	$98,969	$31,076	46%
Strategic consulting, software licenses and other	2,856	4,000	1,144	40%	7,807	11,573	3,766	48%
Total revenue	$27,312	$40,138	$12,826	47%	$75,700	$110,542	$34,842	46%

Our recurring technology and services revenue increased $11.7 million, or 48%, for the three months ended September 30, 2012 as compared to the same period of 2011, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our ProfitLine, Anomalous, ttMobiles and Symphony strategic acquisitions.

Our recurring technology and services revenue increased $31.1 million, or 46%, for the nine months ended September 30, 2012 as compared to the same period of 2011, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles and Symphony strategic acquisitions.

Our strategic consulting, software licenses and other revenue increased $1.1 million, or 40%, for the three months ended September 30, 2012 as compared to the same period of 2011, primarily due to increases in strategic sourcing revenue of $0.8 million, telecommunication accessories sales revenue of $0.4 million and mobile activation revenue of $0.1 million.  These increases in revenue are attributable to current existing and new customers, combined with revenue attributable to customers acquired through our ProfitLine, Anomalous, ttMobiles and Symphony strategic acquisitions.  These increases were partially offset by a decrease of $0.2 million in software license fee and other revenues.

Our strategic consulting, software licenses and other revenue increased $3.8 million, or 48%, for the nine months ended September 30, 2012 as compared to the same period of 2011, primarily due to increases in strategic sourcing revenue of $2.0 million, telecommunication accessories sales revenue of $1.2 million, mobile activation revenue of $0.5 million and software license fees of $0.4 million.  These increases in revenue are attributable to current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS, Telwares ProfitLine, Anomalous, ttMobiles and Symphony strategic acquisitions.  These increases were partially offset by a decrease of $0.3 million in consulting and other revenues.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended September30,		Increase		Nine Months Ended September30,		Increase
(in thousands, except percentages)	2011	2012	$	%	2011	2012	$	%
Recurring technology and services	$11,926	$16,696	$4,770	40%	$32,391	$45,809	$13,418	41%
Strategic consulting, software licenses and other	1,142	1,588	446	39%	3,659	4,835	1,176	32%
Total cost of revenue	$13,068	$18,284	$5,216	40%	$36,050	$50,644	$14,594	40%

Gross profit	$14,244	$21,854	$7,610	53%	$39,650	$59,898	$20,248	51%

Gross margin	52%	54%			52%	54%

Our recurring technology and services cost of revenue increased $4.8 million for the three months ended September 30, 2012 as compared to the same period in 2011.  This increase is primarily due to an increase in personnel-related cost, including an increase in salary and other compensation-related costs, of $4.0 million, an increase in third-party contractor costs of $1.0 million and increases in other operational costs of $0.2 million. The increases in personnel-related costs, third-party contractor costs and other operational costs were primarily attributable to providing support for customer growth in our recurring technology and services business.  These increases were partially offset by a reduction in third-party licensing fees of $0.4 million as acquired customers have migrated to our platforms.

Our recurring technology and services cost of revenue increased $13.4 million for the nine months ended September 30, 2012 as compared to the same period in 2011.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $11.6 million, an increase in third-party contractor costs of $1.6 million and increases in other operational costs of $0.6 million.  The increases in personnel-related, third-party contractor costs and other operational costs were primarily attributable to providing support for customer growth in our recurring technology and services business. These increases were partially offset by a reduction in third-party licensing fees of $0.3 million as acquired customers have migrated to our platforms.

Our strategic consulting, software licenses and other cost of revenue increased $0.4 million for the three months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of a $0.3 million increase in the costs associated with our sales of telecommunication accessories related to our mobile business as a result of increased sales volume and a $0.1 million increase in strategic sourcing personnel costs to support our growth in strategic sourcing revenue for the period.

Our strategic consulting, software licenses and other cost of revenue increased $1.2 million for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily as a result of a $1.0 million increase in the costs associated with our sales of telecommunication accessories related to our mobile business as a result of increased sales volume and a $0.2 million increase in strategic sourcing personnel costs to support our growth in strategic sourcing revenue for the period.

As a percentage of revenue, gross profit increased to 54% for the three months ended September 30, 2012 as compared to 52% for the same period in 2011.  This increase in gross margin was primarily due to the migration of customers acquired in the HCL-EMS and Telwares acquisitions onto our platforms, which operate at a higher gross margin than the legacy HCL-EMS and Telwares platforms on which we serviced these customers immediately following the HCL-EMS and Telwares acquisitions. The $7.6 million increase in gross profit in absolute dollars was primarily due to increased revenue.

As a percentage of revenue, gross profit increased to 54% for the nine months ended September 30, 2012 as compared to 52% for the same period in 2011.  This increase in gross margin was primarily due to the migration of customers acquired in the HCL-EMS and Telwares acquisitions onto our platforms, which operate at a higher gross margin than the legacy HCL-EMS and Telwares platforms on which we serviced these customers immediately following the HCL-EMS and Telwares acquisitions.  The $20.2 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2011		2012				2011		2012
		% of		% of	Change			% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$4,113	15%	$6,275	16%	$2,162	53%	$11,774	16%	$17,732	16%	$5,958	51%
General and administrative	4,683	17%	8,083	20%	3,400	73%	12,855	17%	21,830	20%	8,975	70%
Research and development	3,023	11%	4,263	11%	1,240	41%	8,718	12%	12,126	11%	3,408	39%
Depreciation and amortization	1,249	5%	2,297	6%	1,048	84%	3,380	4%	6,168	6%	2,788	82%
Restructuring charge	1,549	6%	—	0%	(1,549)	-100%	1,549	2%	—	0%	(1,549)	-100%
Total operating expense	$14,617	54%	$20,918	52%	$6,301	43%	$38,276	51%	$57,856	82%	$19,580	51%

Sales and marketing expense.  Our sales and marketing expense increased $2.2 million for the three months ended September 30, 2012 as compared to the same period of 2011, primarily due to increases in personnel-related costs, including salary and other compensation-related costs, of $1.7 million, as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.3 million in travel expense as a result of the increased headcount and $0.2 million in other general sales and marketing expenses.

Our sales and marketing expense increased $6.0 million for the nine months ended September 30, 2012 as compared to the same period of 2011, primarily due to increases in personnel-related costs, including salary and other compensation-related costs, of $4.7 million, as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.8 million in travel expense as a result of the increased headcount and $0.3 million in marketing expense.  The increase in marketing expenses was primarily attributable to attending several trade shows, market research and website expansion in an effort to expand brand awareness and increase lead generation.

General and administrative expense.  Our general and administrative expenses increased $3.4 million for the three months ended September 30, 2012 as compared to the same period of 2011, primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $1.9 million, which includes an increase in stock-based compensation of $1.2 million and employee compensation and benefits of $0.7 million due to an increase in headcount and stock-based equity awards.  In addition, we incurred a $0.7 million increase in facility and overhead costs, primarily attributable to the rent and overhead costs associated with additional facilities, and an increase in professional fees of $0.2 million primarily attributable to the Symphony acquisition and operating as a public company.

Our general and administrative expenses increased $9.0 million for the nine months ended September 30, 2012 as compared to the same period of 2011, primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $4.6 million, which includes an increase in stock-based compensation of $2.3 million and employee compensation and benefits of $2.3 million, due to an increase in headcount and stock-based equity awards.  In addition, we incurred a $2.7 million increase in facility and overhead costs, primarily attributable to the rent and overhead costs associated with additional facilities, and an increase in professional fees of $1.2 million, primarily attributable to the Anomalous, ttMobiles and Symphony acquisitions and operating as a public company.

Research and development expense.  Our research and development expenses increased $1.2 million for the three months ended September 30, 2012 as compared to the same period of 2011, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $0.9 million primarily arising from increased headcount.  In addition, we incurred a $0.3 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

Our research and development expenses increased $3.4 million for the nine months ended September 30, 2012 as compared to the same period of 2011, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $2.2 million primarily arising from increased headcount.  In addition, we incurred a $1.1 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $1.0 million for the three months ended September 30, 2012 as compared to the same period of 2011, primarily due to an increase in amortization expense of $0.8 million and depreciation expense of $0.2 million. The increase in amortization expense was result of higher intangible assets as result of the ProfitLine, Anomalous, ttMobiles and Symphony acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Depreciation and amortization expenses increased $2.8 million for the nine months ended September 30, 2012 as compared to the same period of 2011, primarily due to an increase in amortization expense of $2.3 million and depreciation expense of $0.5 million. The increase in amortization expense was result of higher intangible assets as result of the HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles and Symphony acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Restructuring charge.  The restructuring charge recorded in the three and nine months ended September 30, 2011 was a result of the consolidation of office space in New Jersey.  The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions.  This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs.  Although we continue to attempt to sublet the office space, we do not know how long it will take to locate a subtenant or to come to terms on a sublease agreement or the terms on which we may be able to sublease the office space, which might not be favorable to us.  Any differences between the estimated sublease income and the actual agreement will be recorded monthly over the life of the original lease.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
(in thousands)	2011	2012		$2011	2012	$
Interest expense	$(1,427)	$(256)	1,171	$(2,863)	$(683)	2,180
Interest income	14	22	8	21	60	39
Decrease (increase) in fair value of warrants for redeemable convertible preferred stock	19	—	(19)	(1,996)	—	1,996

Interest Expense.  The decrease in interest expense for the three and nine months ended September 30, 2012 as compared to the same periods of 2011 was a result of higher average debt balances in 2011 as a result of an outstanding term loan related to the HCL-EMS and Telwares acquisitions.

Interest Income.  The increase in interest income for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was a result of higher average cash balances in interest bearing bank accounts.

Increase in fair value of warrants to purchase redeemable convertible preferred stock.  The elimination of the increase in the fair value of warrants to purchase redeemable convertible preferred stock for the three and nine months ended September 30, 2012 as compared to the same periods in 2011 was the result of all warrants to purchase redeemable convertible preferred stock being converted to warrants to purchase common stock upon the completion of our initial public offering in August 2011.

Income tax provision.  Our income tax provision was comparable at $0.1 million for each of the three months ended September 30, 2012 and 2011.

Our income tax provision decreased $0.1 million for the nine months ended September 30, 2012 as compared to the same period in 2011, primarily due to deferred tax benefits recorded in 2012 related to intangible assets and a current tax benefit associated with foreign refundable research and development from our 2012 acquisitions of Anomalous and ttMobiles, and a reduction in our federal tax provision in 2012 due to tax benefits from stock option exercises.  These decreases were partially offset by an increase in state income taxes resulting from higher taxes on capital due to our initial and follow-on public stock offerings.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans and revolving credit facilities. In addition, in August 2011 we raised approximately $66.0 million in net proceeds through an initial public offering of our common stock and in April 2012, we raised an additional $37.7 million in net proceeds through a follow-on public offering of our common stock.  We intend to use the proceeds from the follow-on public offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. As of September 30, 2012, we had cash and cash equivalents of $55.7 million, accounts receivable of $33.4 million and amounts due under various debts and credit facilities of $28.8 million. Amounts due under various debts and credit facilities of $28.8 million relates to the deferred consideration for the HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles and Symphony acquisitions and capital lease and other obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	September 30,
(in thousands)	2011	2012
Cash and cash equivalents	$43,407	$55,736

	Nine Months Ended September 30,
(in thousands)	2011	2012
Net cash provided by operating activities	$5,311	$13,535
Net cash used in investing activities	(8,648)	(39,743)
Net cash provided by financing activities	49,945	38,577
Effect of exchange rate on cash	—	(40)
Net increase in cash and cash equivalents	$46,608	$12,329

Cash Flows from Operating Activities

Operating activities provided $13.5 million of net cash during the nine months ended September 30, 2012, which resulted from our net income of $1.1 million for the nine months ended September 30, 2012 principally supplemented by non-cash charges of stock-based compensation of $6.5 million and depreciation and amortization of $6.2 million. Cash provided by operating activities was adversely impacted by a $1.4 million decrease in deferred revenue and a $0.8 million increase in accounts receivable during the nine months ended September 30, 2012.

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

Cash Flows from Investing Activities

Cash used in investing activities totaled $39.7 million during the nine months ended September 30, 2012 and consisted of $38.4 million paid in connection with the 2012 acquisitions and capital expenditures of $1.3 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $8.6 million during the nine months ended September 30, 2011 and consisted of $8.2 million paid in connection with the HCL-EMS and Telwares acquisitions and capital expenditures of $0.5 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $38.6 million during the nine months ended September 30, 2012 primarily due to $37.7 million of net proceeds from our follow-on offering, net of underwriting discounts and commissions and offering costs, and $3.7 million in proceeds from the exercise of stock options and stock warrants.  Cash provided by financing activities was adversely impacted by debt repayments of $3.0 million.

Cash flows provided by financing activities totaled $49.9 million during the nine months ended September 30, 2011 primarily due to $67.0 million of net proceeds from our initial public offering, net of underwriting discounts and commissions and offering costs, and $0.8 million in proceeds from the exercise of stock options and stock warrants.  Cash provided by financing activities was adversely impacted by the net repayment under our credit facilities of $17.7 million

Contractual Obligations

The following table summarizes our material contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$20,309	$6,418	$13,086	$805
Capital lease and other obligations	1,815	1,593	222	—
Interest on capital lease obligations	59	48	11	—
Symphony deferred purchase price	10,596	10,596	—	—
ProfitLine deferred purchase price	8,877	8,877	—	—
HCL-EMS contingent consideration	2,987	2,987	—	—
ttMobiles deferred purchase price	2,399	2,399	—	—
Telwares deferred purchase price	1,198	1,198	—	—
Anomalous deferred purchase price	971	971	—	—
	$49,211	$35,087	$13,319	$805

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

•                  Symphony deferred purchase price includes payments of $4.4 million payable on February 8, 2013 and $6.4 million payable on August 8, 2013.

•                  ProfitLine deferred purchase price includes installments of $4.5 million payable on December 19, 2012 and June 19, 2013.

•                  HCL-EMS contingent consideration includes a payment following the second anniversary of the HCL-EMS closing date of January 25, 2011.

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

Interest Rate Risk

At September 30, 2012, we had unrestricted cash and cash equivalents totaling $55.7 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Foreign Exchange Risk

We sell our solution worldwide. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Since our sales are currently denominated primarily in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets and our accounts receivable more difficult to collect. We do not currently hedge our exposure to foreign currency exchange rate fluctuations and we believe that we do not have any material exposure to changes in foreign currency exchange rates. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000 and have not been profitable in any fiscal year since we were formed. We experienced net losses of $2.6 million in 2009, $1.8 million in 2010 and $3.0 million in 2011. Although we were profitable for the nine months ended September 30, 2012 with net income of $1.1 million, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

We are currently integrating the operations of the six businesses that we acquired during 2011 and 2012. With respect to one of these businesses, we have completed the migration of the acquired customers to our platforms, and with respect to two of these businesses, we continue to migrate the acquired customers to our platforms.  While to date we have successfully migrated a number of these customers, there can be no assurance that we will complete this integration and migration in a timely manner or at all and the cost of such integration and migration may be more significant than we have estimated.  In addition, we plan to migrate the recently acquired customers of the Symphony TEM Business to our platform over the next 12 to 18 months.

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

We are currently expanding our international sales and operations, including through the acquisition of Anomalous Networks, based in Canada, ttMobiles, based in the United Kingdom and the Symphony TEM Business with operations in India. This international expansion will subject us to new risks that we have not faced in the United States and the countries in which we currently conduct business. These risks include:

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

The successful implementation of our strategic goals is dependent in part on strategic relationships with our channel partners to offer our solution to a larger customer base than we can reach through our current direct sales and marketing efforts. Some of our strategic relationships are relatively new and, therefore, it is uncertain whether these third parties will be able to market and sell our solution successfully or provide the volume and quality of customers that we currently expect.

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

We host our software products and serve all of our customers from nine third-party data center facilities. We do not control the operation of these facilities. American Internet Services operates our data center in San Diego, California; AT&T operates our data center in Secaucus, New Jersey; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates our data center in Slough, United Kingdom and one of our data centers in London, United Kingdom; FireHost operates another of our data centers in London, United Kingdom; Verizon Business operates our data center in Billerica, Massachusetts; and SunGard operates our data center in Nashville, Tennessee.  Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring during 2013, 2014 and 2015. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

As a public company, we have incurred and will continue to incur significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and directors’ and officers’ liability insurance. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ stock market. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty.

Insiders have substantial control over us and will be able to influence corporate matters.

As of November 2, 2012, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 21.5% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

An active trading market for our common stock may not be sustained, and investors may not be able to resell their shares at or above the price at which such shares were purchased.

Although we have listed our common stock on The NASDAQ Global Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the prices at which they acquired their shares or at the time that they would like to sell.

Our stock price may be volatile, and the market price of our common stock may decrease.

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to November 2, 2012, the trading prices of our stock have ranged from $8.01 to $23.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of November 2, 2012, there were 6,873,226 shares subject to outstanding options and 217,314 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of November 2, 2012 there were 26,327 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock and warrants to purchase common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Set forth below is information regarding shares issued by us upon the exercise of warrants during the three months ended September 30, 2012 to the extent such transactions were not registered under the  Securities Act, including the consideration, if any, received by us in connection with such exercises.  The shares issued upon this warrant exercise were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.  No underwriters were involved in such issuance.

(1)         On September 15, 2012, we issued 28,393 shares of common stock to Albert R. Subbloie, Jr., our President and Chief Executive Officer, pursuant to an exercise of a warrant we had granted to him on November 17, 2005.  We received proceeds of $64,000 related to this warrant exercise.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-166123), that was declared effective by the Securities and Exchange Commission on July 26, 2011. The net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $66.0 million. We have used these net proceeds in full, using $25.5 million to repay all of the outstanding amounts under our term loan and revolving credit facilities, $24.9 million as consideration for our acquisitions of ProfitLine, Inc., Anomalous and ttMobiles Limited, $1.3 million to pay deferred consideration due related to our acquisition of substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., $0.9 million for the partial payment of the first year earn-out to HCL-EMS and $13.4 million to fund in part the acquisition of  Symphony’s TEM Business.

Repurchases

We did not purchase any of our equity securities during the period covered by this Quarterly Report on Form 10-Q.

Item 6.         Exhibits

Exhibit No.	Description of Exhibit

2.1**

Asset Purchase Agreement dated as of August 8, 2012, by and among Tangoe, Inc. and Symphony Teleca Services, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K (File No. 001-35247) filed by the registrant on August 8, 2012).

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

**

Certain exhibits and schedules to this agreement have been omitted from this filing pursuant to Item 601(b)-(2) of Regulation S-K. The registrant will furnish copies of any of the exhibits and schedules to the U.S. Securities and Exchange Commission upon request.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tangoe, Inc.

Date: November 14, 2012	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer