Form 10-K
period 2012-12-31
TANGOE INC
filed 2013-03-18
CIK 1182325

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-35247

TANGOE, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	06-1571143 (I.R.S. Employer Identification No.)
35 Executive Boulevard, Orange, Connecticut (Address of Principal Executive Offices)	06477 (Zip Code)

(203) 859-9300
(Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Global Select Market

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Based on the closing price of the registrant's common stock on the NASDAQ Global Select Market on the last business day of the registrant's most recently completed second fiscal quarter, which was June 29, 2012, the aggregate market value of its shares held by non-affiliates held on that date was approximately $621,096,870.

         As of March 7, 2013, 37,743,800 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2013 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

 PART I

Item 1.    Business

Overview

        Tangoe is a leading global provider of communications lifecycle management, or CLM, software and services to a wide range of large and medium sized commercial enterprises and governmental agencies. CLM encompasses the entire lifecycle of an enterprise's communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, or MDM, real-time telecommunications expense management, or rTEM, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Communications Management Platform is a suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. Our customers can engage us through our client services group to manage their communications assets and services using our Communications Management Platform.

        Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize communications service plans for its usage patterns and needs, to manage used and unused communications assets and services, to proactively monitor mobile device usage and to prevent mobile bill overages to avoid what is commonly referred to as "bill shock." Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of communications assets and services, and to reduce costs by controlling and allocating communications expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of communications assets and services. Further, our solution allows enterprises to manage their mobile communications assets and helps them improve end user productivity.

        Our total revenue increased from $37.5 million in 2008 to $55.9 million in 2009 to $68.5 million in 2010 to $104.9 million in 2011 to $154.5 million in 2012, which is the result of organic growth as well as two acquisitions that we made during 2008, which contributed to revenue growth from 2008 to 2009, three acquisitions that we made in 2011, which contributed to revenue growth from 2010 to 2011, and three more acquisitions that we made in 2012, which contributed to revenue growth from 2011 to 2012. We sell our on-demand software and related services primarily on a subscription basis under contracts that typically have terms ranging from 24 to 60 months. Since we began to fully realize the benefits of our recurring revenue model in 2009, our revenue retention rates have been higher than 90%. We measure revenue retention rates by assessing on a dollar basis the recurring technology and services revenue we retain for the same customer and product set in a given period versus the prior year period. We also provide strategic consulting services. As of December 31, 2012, we had more than 1,080 end customers.

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

  •
  Pervasive adoption of mobile devices.  Mobile devices such as the BlackBerry, Apple iPhone and Apple iPad and devices running on Google Android and Microsoft Windows 8 have become an increasingly significant channel for conducting business. While enterprises are deploying an ever increasing number of mobile devices, employees are also increasingly using corporate applications on their personal mobile devices, a capability commonly referred to as "bring your own device," or BYOD, and the number of business applications that enterprises are providing to both company-owned and employee-owned mobile devices is growing. Furthermore, the proliferation of machine-to-machine wireless communications endpoints is creating the need for enterprises to secure, track and manage mobile devices such as oil rig status regulators, vending machines and delivery truck monitoring devices that have infrequent or no human communications interface. These developments are imposing significant financial, support and administrative burdens on enterprises.

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

        As of December 31, 2012, we managed a total of $23.8 billion in annual communications expense, of which $5.9 billion is internationally generated and processed through our 97 global invoice processing centers. Our solution is implemented worldwide, currently providing service coverage in over 180 countries and territories in over 125 currencies with support for more than 2,400 different communications carriers and approximately 2,000 different billing formats. Our user interface is translated into 16 different languages and our solution supports compliance with the requirements of 63 regulatory committees around the world. Our global operations process 24/7 and we process billing and order transactions from communications carriers that represent over 80% of the global communications marketplace.

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

        Broaden existing customer relationships.    We plan to leverage our historically high levels of customer satisfaction to increase the communications assets, expenses and services managed by our solution and to cross-sell additional functionality. For example, as its communications infrastructure grows, a customer may increase the scope of its use of our solution to cover an increased volume and variety of mobile devices and service contracts and also license our MDM solution to obtain additional control over its mobile communications infrastructure.

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

        Expand international presence.    The global market for outsourced CLM solutions is at a relatively early stage of development, particularly in Europe, the Asia-Pacific region and Latin America. We intend to leverage the global capabilities of our software to increase our international sales. In addition, we intend to continue to build our global operations by further localizing our software, extending our knowledge and capabilities to support local needs, hiring additional international sales and operations personnel, and targeting new customers in foreign markets and global operations of existing customers.

        Leverage strategic alliances.    We are developing strategic alliances that we believe will improve our access to additional markets and customers. For example, we have developed relationships with major global business process outsourcing companies such as Dell, HP, IBM and Xerox (ACS). We also have relationships with mobile service providers such as AT&T, Bell Canada, and Telefonica. We intend to invest in and leverage our existing strategic relationships, package specific alliance solution offerings and build new relationships in order to complement our direct selling efforts and extend our market reach.

        Deliver value to carriers.    Global carriers continually strive to reduce customer defection, deliver more value and expand revenue. Our solution helps carriers address these needs and we have seen increasing demand from the carrier market. We believe carriers see opportunity for white-labeling and reselling our solutions to their consumer and enterprise clients, as well as utilizing our solution to provide unique billing aggregation solutions to large strategic clients. We intend to expand our existing relationships with AT&T, Bell Canada, ERPTech SPA, Lime/Cable&Wireless and Telefonica.

        Pursue strategic acquisitions.    Since 2007, we have acquired nine companies and through these acquisitions we have integrated leading technologies for mobile communications management, fixed communications management, MDM, rTEM, and machine-to-machine expense management into our solution and have expanded our customer base and operations. To accelerate our growth, we plan to continue to identify and selectively pursue acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, and otherwise complement our existing operations.

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
  Usage Management

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

  •
  Mobile lifecycle.  We can assess our customers' mobile communications assets and networks, ranging from mobile devices, operating systems and application management to supporting processes around activation, management, expense and support services and make recommendations about reducing expense and improving operational efficiency, utilization, service levels and end-user productivity. This service is able to take into account customers' desires to leverage their mobile communications assets and networks to drive productivity as well as customers' other tactical challenges.

        We also offer standard implementation services, including data conversion, system configuration, process review and corporate system integration, to assist our customers in the setup and deployment of CMP.

Technology

        Our on-demand CMP is designed to be accessible, scalable and secure. Our customers access our software through a standard web browser without requiring any changes in their network or information technology infrastructures. Our applications are highly scalable to accommodate the requirements of our customers as they grow or add communications assets, services and users. CMP is also designed to satisfy strict security requirements. We use advanced security technologies and protocols to provide security for the data that is transmitted and transactions that are processed through our software. In addition, our technology segregates each customer's data to ensure that there is no comingling of confidential information. We also provide our customers with the ability to set extensive rules and permissions within their enterprises. CMP is also deployable on a customer's premises or as a dedicated hosted solution in our data centers to meet their specific information technology or business requirements. Currently a small minority of fixed telecom expense management customers and all MDM customers use our solutions as either a dedicated hosted or on-premise solution. Our Communications Data Management middleware technology provides the key process automation and integration capabilities necessary for efficient consolidated data management in the CLM environment. Using our Communications Data Management technology, CMP processes and normalizes the high volumes of disparate billing and ordering data from the legacy systems of hundreds of communications service providers globally into standardized, actionable information. Our flexible and scalable Communications Data Management technology allows us to provide highly leveraged services to manage this information, removing significant processing complexity and maintenance responsibilities from our customers. Our Communications Data Management technology and standard system interfaces provide bi-directional data processing transfer and integration with third-party service and equipment providers. The technology also integrates with third-party enterprise accounting and human resource systems to provide a closed-looped environment within existing enterprise systems.

Data Centers

        We host our solutions in eleven data centers, all of which are either SAS70/SSAE16 or ISO 27001 certified. American Internet Services operates our data center in San Diego, California; AT&T operates our data centers in Secaucus, New Jersey and the Netherlands; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates one of our data centers in Slough, United Kingdom and our data center in London, United Kingdom; FireHost operates our other data center in Slough, United Kingdom; Amazon Web Services operates our data center in Sydney, Australia; Verizon Business operates our data center in Billerica, Massachusetts and SunGard operates our data center in Nashville, Tennessee.

        We operate all of the servers, systems and networks at the five colocation hosting facilities in the United States, and leverage data center personnel to help operate servers, systems and networks at our fully managed and virtual private data centers in England, Canada, the Netherlands and Australia.

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

        On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions. On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares. The objectives of these acquisitions were the strategic expansion of our operations and enlargement of our customer base, with the potential to cross-sell to the customers of HCL-EMS and Telwares the capabilities of our existing solution that were not encompassed by the product offerings of HCL-EMS and Telwares, respectively, and through these acquisitions we added more than 100 customers with aggregate annual telecommunications expense under management in excess of $3.0 billion as of March 31, 2011. We continue to migrate the customers of HCL-EMS to our platforms. We have completed the migration of the acquired Telwares customers to our platforms, which has had a positive effect on our gross margins, as our platforms currently operate at higher gross margins than the legacy Telwares platform.

        On December 19, 2011, we acquired ProfitLine, Inc., or ProfitLine, a provider of telecommunications expense management, invoice processing and mobility management solutions. The objectives of our acquisition of ProfitLine were the strategic expansion of our operations and enlargement of our customer base, with the potential to cross-sell to the customers of ProfitLine the capabilities of our existing solution that were not encompassed by the product offerings of ProfitLine. Through this acquisition we added more than 50 customers. We continue to migrate the customers of ProfitLine to our platforms.

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

        On August 8, 2012, we acquired substantially all of the assets of the telecommunications expense management business of Symphony Teleca Services, Inc., or Symphony's TEM Business, a provider of telecommunications expense management, invoice processing and mobility management solutions. The objectives of our acquisition of Symphony's TEM Business were the strategic expansion of our operations and enlargement of our customer base, with the potential to cross-sell to the customers of Symphony's TEM Business the capabilities of our existing solution that were not encompassed by the product offerings of Symphony's TEM Business. Through this acquisition we added more than 125 customers. We are in the process of integrating the operations of Symphony's TEM Business into our business and migrating its customers to our platforms.

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

        Our marketing strategy is to generate qualified sales leads, build our brand and increase market awareness of Tangoe as a leading provider of CLM solutions. These efforts are specifically targeted to information technology executives, finance executives and managers of communications assets and networks.

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

        During 2012 we expanded our global sales and marketing resources and programs, including modified programs specifically targeted at local markets and needs, complemented by in-region sales personnel. This on-going expansion included additional personnel and programs throughout Europe and Asia Pacific.

        We actively communicate with our existing customers to enhance customer satisfaction, gain input for future product strategy and promote the adoption of additional software and services.

Strategic Alliances

        In addition to our direct sales force, we have an indirect distribution channel consisting of strategic alliances. We currently have more than 30 strategic alliance partners categorized as value-added resellers, systems integrators, telecommunications providers, consulting firms and independent software providers including companies such as AT&T, Bell Canada, Dell, HCL, HP Enterprise Services, IBM, Telefonica and Xerox (ACS). By taking advantage of the existing relationships, customer bases and geographic proximities of our strategic alliance partners, we are able to market our solution to additional prospective customers. Some of our strategic alliance partners also market our solution to the SMB (small and medium business) market segment.

        Our strategic alliance partners are typically responsible for lead generation, sales cycle execution and ongoing management of the end customer accounts. In some case, our strategic alliance partners also provide implementation, operational and value-added consulting services related to our solution, which are typically branded as being provided by the specific partner.

Customers

        As of December 31, 2012, more than 1,080 end customers were using our software or services. We consider each independent division or subsidiary of a larger enterprise to be a separate end customer due to the fact that each division or subsidiary typically involves a separate sales cycle and contractual relationship. Our end customers range from large global, multi-location companies with more than 350,000 employees to single-location companies with as few as 150 employees. For the years ended December 31, 2010, 2011 and 2012, no single end customer accounted for more than 10% of our total revenue. In 2010, IBM, one of our strategic alliance partners, accounted for 10.6% of our total revenue. For 2011 and 2012, no strategic alliance partner accounted for more than 10% of our total revenue.

Research and Development

        Our current research and development activities focus on enhancements to CMP for both our fixed and mobile customers. Our planned enhancements include:

  •
  additional localized versions of CMP for foreign countries;

  •
  expansion of MDM capabilities and device coverage;

  •
  enhanced real-time expense management solutions;

  •
  substantial user experience and user interface updates;

  •
  a highly configurable and extensible end user portal;

  •
  interactive business intelligence functions;

  •
  actionable heat map information displays providing real-time environmental status;

  •
  key performance indicator and benchmarking functions;

  •
  an enhanced device procurement portal;

  •
  enhanced expense handling for corporate, individual and hybrid liable models, including BYOD;

  •
  further machine-to-machine device coverage;

  •
  CMP mobile applications for smart devices; and

  •
  enhanced integration middleware architecture.

        We work closely with our customers while developing our software and services and are responsive to their feedback throughout the process. Our customers provide extensive input regarding a wide variety of user experiences, including through our Tangoe User Group, which we then incorporate into our software and services. Our research and development personnel regularly assist our service and support personnel to address customer inquiries, which creates another mechanism for feedback into the development process.

        We utilize small development teams dedicated to specific applications that apply a standard architecture with centralized technology oversight to ensure standardization, efficiency and interoperability. Our development teams are comprised of both domestic and international employees and independent contractors. We have built CMP utilizing commercially available software, including Microsoft, Oracle and Red Hat.

        Our research and development expenses were $9.3 million, $11.9 million and $16.7 million for 2010, 2011 and 2012, respectively.

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

        We believe that the principal factors that generally determine a company's competitive advantage in the CLM market include the following:

  •
  ability to deliver asset, expense and usage management globally;

  •
  global scale and capability with local presence, including;

  •
  working knowledge of and processes for handling local tax, regulatory, privacy, supplier and trade matters;

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

        Currently, we categorize our competition as primarily coming from five sources:

  •
  technology providers of TEM solutions, including Emptoris/Rivermine (IBM companies), MDSL, Vodafone and XIGO (a Dimension Data company);

  •
  technology providers of MDM point solutions, including AirWatch, BoxTone, Good Technology, MobileIron, Sybase (an SAP company) and Zenprise (a Citrix company);

  •
  outsourced service providers selling TEM solutions, including CSC, Orange, Accenture and Vodafone;

  •
  other enterprise software providers, including Ariba (an SAP company) and PAETEC (a Windstream company); and

  •
  solutions developed internally by enterprises.

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

Intellectual Property

        Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, servicemark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have fifteen issued U.S. patents with expiration dates ranging from 2021 to 2029, have filed applications for an additional ten U.S. patents and have filed six additional patent applications in foreign jurisdictions and under the Patent Cooperation Treaty.

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

  •
  high levels of customer service.

        "Tangoe" is a registered trademark in the United States and is the subject of trademark applications in twelve other countries and the European Union.

Employees

        As of December 31, 2012, we had 1,383 full-time employees, of which 137 were in sales and marketing, 148 were in account management and help desk services, 85 were in implementation and data management services, 55 were in strategic consulting, 722 were in client services, 122 were in research and development and 114 were in general and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

        We were incorporated in Delaware under the name TelecomRFQ, Inc. in February 2000 and changed our name to Tangoe, Inc. in December 2001. Our principal executive offices are located at 35 Executive Boulevard, Orange, Connecticut 06477, and our telephone number is (203) 859-9300. Our website address is www.tangoe.com. Information contained on our website is not incorporated by reference into this annual report. We make available free of charge, on or through the Investor Relations section of our website (investor.tangoe.com), our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission.

Item 1A.    Risk Factors

Risks Related to Our Business and Our Industry

We have had a history of losses since our incorporation in February 2000.

        We were incorporated in February 2000. 2012 was the first fiscal year in which we were profitable. We experienced net losses of $1.8 million in 2010 and $3.0 million in 2011, and net income of $3.0 million in 2012. Although we were profitable for 2012, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

        We sell our on-demand software products and related services pursuant to agreements that are generally two to five years in duration, and have in some cases acquired businesses with customer contracts with shorter terms. Our customers have no obligation to renew their agreements after their terms expire and some of our customers may terminate their agreements for convenience. These agreements may not be maintained or renewed on the same or on more profitable terms. As a result, our ability to both maintain and grow our revenue depends in part on customer renewals. We may not be able to accurately predict future trends in customer renewals, and our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our software products, the prices of our software products, the prices of products and services offered by our competitors or reductions in our customers' spending levels. In addition, customers that are acquired by companies using competing service offerings may be required to begin using those competing service offerings, rather than renew their license arrangements with us. If our customers do not renew their agreements for our software products, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline.

We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain customers and would impede the growth of our business.

        The CLM market is highly fragmented, competitive and rapidly evolving. We compete with other technology and outsourced service providers selling telecommunications expense management and/or mobile technology and device management solutions as well as with solutions developed internally by enterprises seeking to manage their communications expenses and assets. We compete with other technology and outsourced service providers primarily on the basis of customer references, ability to deliver, breadth of solution and pricing. We and other technology and outsourced service providers compete with internally developed CLM solutions primarily on the basis of the relative cost of implementing a third-party solution as compared to inefficiencies or lack of functionality in internally developed CLM solutions.

        The intensity of competition in the CLM market has resulted in pricing pressure as the market has developed. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include mobile technology and solution providers and one or more large communications carriers, enter our market. Some of these competitors, such as large communications carriers, may offer telecommunications expense management and/or mobile device management solutions as part of a broad outsource offering for mobile communications services. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.

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

        The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone's acquisitions of TnT Expense Management and Quickcomm in October 2010, Emptoris' acquisition of Rivermine in January 2011 and the subsequent acquisition of Emptoris/Rivermine by IBM in February 2012 and Dimension Data's acquisition of Xigo in December 2012. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. In addition, combinations such as IBM's acquisition of Emptoris/Rivermine may result in situations in which we may begin to compete in some CLM offerings with companies with which we have partnerships or strategic relationships. Any of the competitive pressures described above could result in a substantial loss of customers or a reduction in our revenue.

We are currently migrating to our platforms the customers of several businesses that we recently acquired and we may in the future expand by acquiring or investing in other businesses, which may divert our management's attention and consume resources that are necessary to sustain our business.

        We are currently migrating the customers of HCL-EMS, ProfitLine and Symphony, which we acquired during 2011 and 2012. While to date we have successfully migrated a number of these customers, there can be no assurance that we will complete the migration in a timely manner or at all and the cost of such migration may be more significant than we have estimated.

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

        Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Some of our potential customers already have partial CLM solutions in place under fixed-term contracts, which limits their ability to commit to purchase our solution in a timely fashion. In addition, our potential customers typically undertake a significant evaluation process that can last six to nine months or more and which requires us to expend substantial time, effort and money educating them about the capabilities of our offerings and the potential cost savings they can bring to an organization. Furthermore, the purchase of our solution typically also requires coordination and agreement across many departments within a potential customer's organization, which further contributes to our lengthy sales cycle. As a result, we have limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

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

        We are currently expanding our international sales and operations, including through the acquisition of Anomalous Networks, based in Canada, ttMobiles, based in the United Kingdom and the Symphony TEM Business with operations in India, and through the expansion of our presence in the Netherlands, Australia and Latin America. This international expansion will subject us to new risks that we have not faced in the United States and the countries in which we currently conduct business. These risks include:

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

        We increased our number of full-time employees from 347 at December 31, 2008, to 439 at December 31, 2009, to 541 at December 31, 2010, to 1,004 at December 31, 2011 and to 1,383 at December 31, 2012, and our total revenue from $37.5 million in 2008, to $55.9 million in 2009, to $68.5 million in 2010, to $104.9 million in 2011 and to $154.5 million in 2012. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing and managing a global organization and a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively.

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

        If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. . We have fifteen issued patents and sixteen patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have. In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

        We host our software products and serve all of our customers from eleven third-party data center facilities. We do not control the operation of these facilities. American Internet Services operates our data center in San Diego, California; AT&T operates our data centers in Secaucus, New Jersey and the

Netherlands; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates one of our data centers in Slough, United Kingdom and our data center in London, United Kingdom; FireHost operates our other data center in Slough, United Kingdom; Amazon Web Services operates our data center in Sydney, Australia; Verizon Business operates our data center in Billerica, Massachusetts; and SunGard operates our data center in Nashville, Tennessee. Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring during 2013, 2014 and 2015. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

        Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting constitutes a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. Under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act., our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to report on this evaluation in our Annual Report on Form 10-K for the year. In addition, so long as we remain an accelerated filer or a large accelerated filer under the rules of the Securities and Exchange Commission, or the SEC, our independent registered public accounting firm will be required to audit our management's annual evaluation of internal control over financial reporting and report on this audit in our Annual Report on Form 10-K for the year. If we are not able to comply with the requirements of Section 404 , or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities.

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

        As of March 7, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 22.6% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

        Although we have listed our common stock on The NASDAQ Global Select Market, an active trading market for our shares may not be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the prices at which they acquired their shares or at the time that they would like to sell.

Our stock price may be volatile, and the market price of our common stock may decrease.

        The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to March 7, 2013, the trading prices of our stock have ranged from $8.01 to $23.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

        In addition, as of March 7, 2013, there were 6,993,690 shares subject to outstanding options and 667,016 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of March 7, 2013 there were 24,197 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock and warrants to purchase common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations regarding our stock or if others publish or disseminate unfavorable reports or analyses regarding us, our business, our market or our stock, our stock price could decline.

        The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us adversely change their recommendations regarding our stock, or provide relatively more favorable recommendations about our competitors, our stock price would likely decline. If any analyst who covers us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. If others publish or disseminate unfavorable reports or analyses about us, our business, our markets or our stock, our stock price could decline.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Orange, Connecticut, where we lease approximately 66,000 square feet. We use this facility for administration, sales and marketing, research and development and customer operations. We lease other facilities throughout the United States as well as in Australia, Canada, China, the Netherlands and the United Kingdom for administration, sales and marketing, research and development and operations and support. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

        On March 1, 2013, Lewis Stein, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Stein v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012, and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business. The outcome of this matter is not presently determinable.

        On March 15, 2013, Calvin Rector, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Rector v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class purchasers of our common stock from December 20, 2011 through September 5, 2012, and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business. The outcome of this matter is not presently determinable.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been listed on The NASDAQ Global Market, or alternatively The NASDAQ Global Select Market, under the symbol "TNGO" since July 27, 2011. Prior to that date, there was no public market for our common stock. As a result, we have only set forth quarterly information with respect to the high and low intraday sales prices of our common stock for the quarters during the year ended December 31, 2011 following our initial public offering and for the four quarters during the year ended December 31, 2012.

	High	Low
Fiscal Year Ended December 31, 2011
Third Quarter (beginning July 27, 2011)	$14.43	$8.01
Fourth Quarter	$16.41	$10.51

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$20.05	$14.03
Second Quarter	$23.05	$15.31
Third Quarter	$22.60	$12.61
Fourth Quarter	$14.96	$11.53

Holders

        At March 7, 2013, there were 106 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

        Set forth below is information regarding our grants of warrants and our issuances of shares upon the exercise of warrants, as well as our other issuances of shares of our common stock, in each case during 2012, to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, including the consideration, if any, received by us in connection with these transactions.

  (a)
  Warrant Grants and Exercises:

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

    (6)
    On June 6, 2012, we issued 22,714 shares of common stock to Daniel Riscalla, pursuant to an exercise of a warrant we had granted to him on March 12, 2008. We received proceeds of $28,000 related to this warrant exercise.

    (7)
    On September 10, 2012, we issued a warrant to purchase 10,000 shares of common stock at an exercise price of $14.02 to a consultant in connection with our engagement of the consultant to provide services to us. The warrant vests over four years, subject to the continuous service of the consultant.

    (8)
    On September 15, 2012, we issued 28,393 shares of common stock to Albert R. Subbloie, Jr., our President and Chief Executive Officer, pursuant to an exercise of a warrant we had granted to him on November 17, 2005. We received proceeds of $64,000 related to this warrant exercise.

    (9)
    On December 13, 2012, we issued 710 shares of common stock to Leonard J. Goldberg, pursuant to an exercise of a warrant we had granted to him on May 23, 2006. We received proceeds of $1,600 related to this warrant exercise.

        These warrants were granted, and the shares issued upon these warrant exercises were issued, in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act. No underwriters were involved in any such issuances.

  (b)
  Other Issuances of Shares:

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

Use Of Proceeds

        Not applicable.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2012 - October 31, 2012	—	$0.00	—	$20,000,000
November 1, 2012 - November 30, 2012	—	$0.00	—	$20,000,000
December 1, 2012 - December 31, 2012	357,751	$12.29	357,751	$15,603,939
Total	357,751	$12.29	357,751	$15,603,939

(1)
On November 28, 2012, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $20 million of our outstanding common stock on the open market or in privately negotiated transactions.

(2)
The Average Price Paid per Share includes broker commissions.

Performance Graph

        The following graph compares the relative performance of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. This graph covers the period from July 27, 2011 (date of the listing of our common stock on the NASDAQ Global Market in connection with our initial public offering) through December 31, 2012. The graph assumes the investment of $100.00 on July 27, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index, and assumes any dividends are reinvested.

COMPARISON OF 17 MONTH CUMULATIVE TOTAL RETURN*
Among Tangoe, Inc., the NASDAQ Composite Index,
and the NASDAQ Computer & Data Processing Index

  *
  $100 invested on 7/27/11 in stock or 7/31/11 in index, including reinvestment of dividends. Fiscal year ending December 31.

Company/Index	7/27/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12
Tangoe, Inc.	$100.00	$97.08	$132.19	$161.08	$182.92	$112.70	$101.89
NASDAQ Composite	100.00	84.92	92.31	109.58	106.75	112.42	107.77
NASDAQ Computer & Data Processing	100.00	88.37	94.96	110.82	105.59	111.69	108.80

Item 6.    Selected Financial Data

        The following tables summarize our consolidated financial data for the periods presented. You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this Annual Report on Form 10-K and the other financial information appearing elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2010, 2011 and 2012 and the balance sheet data as of December 31, 2011 and 2012 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2008 and 2009 and balance sheet data as of December 31, 2008, 2009 and 2010 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(dollars in thousands, except per share amounts)
Revenue:
Recurring technology and services	$27,839	$46,005	$57,703	$93,671	$137,979
Strategic consulting, software licenses and other	9,687	9,912	10,771	11,270	16,533

Total revenue	37,526	55,917	68,474	104,941	154,512

Cost of revenue:
Recurring technology and services	14,720	20,538	26,349	44,814	63,976
Strategic consulting, software licenses and other	3,043	4,360	3,874	5,165	6,627

Total cost of revenue(1)	17,763	24,898	30,223	49,979	70,603

Gross profit	19,763	31,019	38,251	54,962	83,909
Operating expenses:
Sales and marketing(1)	7,824	9,793	12,281	16,648	24,840
General and administrative(1)	9,134	9,547	11,709	17,777	29,317
Research and development(1)	5,849	8,070	9,321	11,860	16,696
Depreciation and amortization	2,709	3,537	3,529	4,551	8,666
Restructuring charge	—	—	—	1,549	—

(Loss) income from operations	(5,753)	72	1,411	2,577	4,390
Other income (expense), net:
Interest expense	(1,163)	(2,224)	(2,007)	(3,047)	(943)
Interest income	46	46	19	45	80
Other income (expense)	—	—	3	—	(9)
Increase in fair value of warrants for redeemable convertible preferred stock	(66)	(184)	(884)	(1,996)	—

(Loss) income before income tax provision	(6,936)	(2,290)	(1,458)	(2,421)	3,518
Income tax provision	23	264	294	534	480

Net (loss) income	(6,959)	(2,554)	(1,752)	(2,955)	3,038
Preferred dividends	(3,162)	(3,714)	(3,715)	(2,168)	—
Deemed dividend for redemption of stock	(1,526)	—	—	—	—
Accretion of redeemable convertible preferred stock	(62)	(64)	(64)	(37)	—

(Loss) income applicable to common stockholders	$(11,709)	$(6,332)	$(5,531)	$(5,160)	$3,038

(Loss) income per common share:
Basic	$(2.89)	$(1.47)	$(1.26)	$(0.31)	$0.08

Diluted	$(2.89)	$(1.47)	$(1.26)	$(0.31)	$0.08

Weighted average number of common share:
Basic	4,046	4,311	4,399	16,412	36,492

Diluted	4,046	4,311	4,399	16,412	39,870

Other financial data:
Adjusted EBITDA(2)	$(1,116)	$4,358	$6,894	$12,749	$22,296

(1)
Includes stock-based compensation as follows:

	Years Ended December 31,
	2008		2009	2010	2011	2012
	(dollars in thousands)
Cost of revenue:
Stock-based compensation	$51		$115	$323	$669	$1,347
Sales and marketing:
Stock-based compensation	141		216	425	1,201	2,133
General and administrative:
Stock-based compensation	1,695	(a)	329	1,032	1,934	5,105
Research and development:
Stock-based compensation	41		89	148	176	580

Total stock-based compensation	$1,928		$749	$1,928	$3,980	$9,165

Amortization of intangibles:
Acquisition-related intangibles amortization	$1,767		$2,316	$2,276	$2,960	$6,669

(a)
Includes $1.4 million related to the repurchase of certain shares of common stock from several employees.
(2)
We define Adjusted EBITDA as net income (loss) plus interest expense, other expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense, increase in fair value of warrants for redeemable convertible preferred stock and restructuring charge less amortization of leasehold interest, interest income and other income. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The table below provides a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income (loss) or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

          We believe that Adjusted EBITDA is useful to investors in evaluating our operating performance for the following reasons:

  •
  Adjusted EBITDA is widely used by investors to measure a company's operating performance without regard to items, such as interest expense, interest income, income tax provision, depreciation and amortization, and stock-based compensation expense, that can vary substantially from company to company depending upon their financing and accounting methods, the book value of their assets, their capital structures and the method by which their assets were acquired;

  •
  securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies; and

  •
  we adopted the authoritative guidance for stock-based payments on January 1, 2006 and recorded stock-based compensation expense of approximately $1,928,000, $749,000, $1,928,000, $3,980,000 and $9,165,000 for the years ended December 31, 2008, 2009, 2010, 2011 and 2012, respectively. Included in the year ended December 31, 2008 is $1,388,000 of stock-based compensation expense related to the repurchase of certain shares of common stock from several employees. Prior to January 1, 2006, we accounted for stock-based compensation expense using the intrinsic value method under previously authorized guidance, which did not result in any stock-based compensation expense. By comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to changes in accounting treatment and is a non-cash expense that is not a key measure of our operations.

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

        The following table represents a reconciliation of Adjusted EBITDA to net (loss) income, the most comparable GAAP measure, for each of the periods indicated.

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to Net (Loss) Income	2008	2009	2010	2011	2012
	(dollars in thousands)
Net (loss) income	$(6,959)	$(2,554)	$(1,752)	$(2,955)	$3,038
Interest expense	1,163	2,224	2,007	3,047	943
Interest income	(46)	(46)	(19)	(45)	(80)
Income tax provision	23	264	294	534	480
Depreciation and amortization	2,709	3,537	3,529	4,551	8,666
Amortization of marketing agreement intangible assets	—	—	26	92	174
Amortization of leasehold interest	—	—	—	—	(99)
Stock-based compensation expense	1,928	749	1,928	3,980	9,165
Other (income) expense	—	—	(3)	—	9
Restructuring charge	—	—	—	1,549	—
Increase in fair value of warrants for redeemable convertible preferred stock	66	184	884	1,996	—

Adjusted EBITDA	$(1,116)	$4,358	$6,894	$12,749	$22,296

Balance sheet data:	2008	2009	2010	2011	2012
	(dollars in thousands)
Cash and cash equivalents	$6,554	$6,163	$5,913	$43,407	$50,211
Accounts receivable, net	11,384	11,517	14,295	25,311	38,309
Working capital (excluding deferred revenue- current portion)(1)	6,452	4,524	8,591	48,572	47,993
Intangible assets	16,422	16,843	15,785	28,800	44,249
Goodwill	16,191	17,636	17,636	36,266	65,825
Total assets	54,874	56,078	58,744	140,862	207,268
Accounts payable and accrued expenses	5,547	5,143	6,667	13,666	21,163
Deferred revenue-current portion	6,228	6,881	8,304	9,051	9,648
Notes payable, including current portion	22,016	21,331	18,122	16,194	22,574
Redeemable convertible preferred stock	53,826	57,604	61,441	—	—
Stockholders' (deficit) equity	(35,482)	(39,032)	(42,022)	96,589	148,620

(1)
These amounts are derived by taking the working capital (deficit) of $224 for 2008, $(2,357) for 2009, $287 for 2010, $39,521 for 2011 and $38,345 for 2012, and excluding deferred revenue—current portion, which is a non-cash obligation.

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

Overview

        Tangoe is a leading global provider of communications lifecycle management, or CLM, software and services to a wide range of large and medium-sized commercial enterprises and governmental agencies. CLM encompasses the entire lifecycle of an enterprise's communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunications expense management, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Communications Management Platform is a suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. Our customers can engage us through our client services group to manage their communications assets and services using our Communications Management Platform.

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

        Adjusted EBITDA.    We define Adjusted EBITDA as net income (loss) plus interest expense, other expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and increase in fair value of warrants for redeemable convertible preferred stock; less amortization of leasehold interest, interest income and other income, and also include in Adjusted EBITDA adjustments for other non-cash and non-recurring items applicable for the periods presented. Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure. Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2013. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net loss, see footnote 2 to the "Selected Financial Data" section of this Annual Report on Form 10-K.

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

        Deferred revenue.    Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for a portion of implementation and software subscription fees. Implementation fees are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship. Software subscription fees are recognized ratably over the service period. As of December 31, 2012, implementation fees and subscription fees represented $2.0 million and $0.5 million, respectively, of the $11.1 million deferred revenue balance.

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

Acquisitions

        On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions, for $3.0 million in cash plus potential earn-out payments, which we currently estimate will amount to approximately $3.4 million, based on revenues derived from providing selected services to former HCL-EMS customers over the two years following the acquisition as well as transaction costs of approximately $140,000. These transaction costs were expensed as incurred. The earn-out payments are subject to set-off rights of ours with respect to indemnities given by HCL-EMS under our Asset Purchase Agreement for HCL-EMS. In May 2012, we agreed with HCL-EMS that the gross amount of the first year earn-out would be $1.9 million, and we paid a portion of that amount to HCL-EMS. We paid the remaining portion of the first year earn-out in November 2012.

        On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares, for $4.5 million in cash (excluding working capital adjustments) plus deferred cash of up to an additional $2.5 million payable in installments of $1.25 million each on March 16, 2012 and March 16, 2013. The deferred cash is subject to set-off rights that we hold with respect to indemnities given by Telwares under the purchase agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by Telwares under the purchase agreement. Certain of these indemnities are subject to limitations, including certain caps and limited survival periods. We paid the first installment of $1.25 million on March 16, 2012. The installment payable on March 16, 2013 was subject to a potential reduction of up to $500,000 relating to the achievement of certain recurring revenue goals during the three months ending June 30, 2012. We have agreed with Telwares that the amount of the reduction will be $350,000. In addition, we incurred transaction costs of approximately $200,000 in connection with the transaction. These transaction costs were immaterial and expensed as incurred.

        On December 19, 2011, we acquired ProfitLine, Inc., or ProfitLine, a provider of telecommunications expense management, invoice processing and mobility management solutions, through a merger with one of our subsidiaries for $14.5 million in cash paid at the closing plus deferred cash of an additional $9.0 million payable in cash installments of $4.5 million on each of December 19, 2012 and June 19, 2013, subject to set-off rights that we and ProfitLine, as our wholly owned subsidiary following the acquisition, hold with respect to indemnities given by the former stockholders of ProfitLine under the merger agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by ProfitLine under the merger agreement. Certain of these indemnities are subject to limitations, including a threshold, certain caps and a limited survival period. We paid the former stockholders of ProfitLine $4.1 million in December 2012, consisting of the first installment of $4.5 million less indemnity claims of $0.4 million. Under the merger agreement, we are required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that our cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $15.0 million at any time after payment of the first and before the payment of the second $4.5 million installment of deferred consideration. The transaction costs were immaterial and were expensed as incurred.

        On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks Inc., or Anomalous, a provider of real-time telecommunications expense management solutions. The aggregate purchase price was approximately $9.0 million, which consisted of approximately $3.5 million in cash paid at the closing, approximately $1.0 million in cash payable on the first anniversary of the closing, 165,775 unregistered shares of our common stock and 132,617 unvested and unregistered shares of our common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. We paid the $1.0 million in deferred cash consideration in January 2013. The unvested shares remain subject to set-off rights that we held with respect to indemnities given by the former shareholders of Anomalous under the purchase agreement for the acquisition. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the purchase agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The unvested shares are subject to a lock-up unless and until they become vested following January 31, 2013 and are subject to the set-off rights described above. The transaction costs were immaterial and were expensed as incurred.

        On February 21, 2012, we acquired all of the issued share capital of ttMobiles Limited, or ttMobiles, a provider of mobile communications management solutions and services based in the United Kingdom. The purchase price was 5.5 million pounds sterling, which consisted of 4.0 million pounds sterling in cash paid at the closing and 1.5 million pounds sterling in cash payable on the first anniversary of the closing. We paid the 1.5 million pounds sterling in deferred cash consideration in February 2013. The purchase price was subject to a net asset adjustment pursuant to which the purchase price would be increased or decreased to the extent that the net asset position of ttMobiles was more or less than a specified target by an amount that exceeded 5% of the target. The deferred consideration in the transaction was subject to set-off rights that we held with respect to claims for breach of warranties and certain indemnities given under the purchase agreement for the transaction by the former holders of the issued share capital of ttMobiles until the deferred consideration was paid. The breach claims and indemnities are subject to limitations, including a threshold, certain baskets, caps and limited survival periods. The transaction costs were immaterial and were expensed as incurred.

        On August 8, 2012, we acquired substantially all of the assets of the telecommunications expense management division of Symphony Teleca Services, Inc., or Symphony, pursuant to an asset purchase agreement, or the Symphony Purchase Agreement. On the same date, a newly formed subsidiary of ours, Tangoe India Softek Services Private Limited, an Indian private limited company, or Tangoe India, entered into a business purchase agreement, or the Indian Purchase Agreement, with Symphony Services Corporation (India) Private Limited, or Symphony India, with respect to the purchase of certain assets and employees of the acquired business located in India. The net purchase price was $40.2 million, which consisted of $29.2 million in cash paid at the closing, approximately $4.4 million in cash payable on the six-month anniversary of the closing, and approximately $6.4 million in cash payable on the one-year anniversary of the closing. In addition, the acquisition consideration included an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. We made the six-month anniversary payment of $4.4 million in February 2013. The full installment due on August 8, 2013 of approximately $6.4 million, and amounts that potentially become payable under the earn-out are subject to set-off rights that we have with respect to indemnities given by Symphony under the Symphony Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement. Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods. During a post-closing transition period that lasted through February 2013, Symphony and Symphony India provided to us certain transition services, including making available to us on a continuing basis the services previously provided by Symphony India to Symphony, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired. The transaction costs were immaterial and were expensed as incurred.

        We continue to migrate to our platforms the customers of several of the businesses that we acquired during 2011 and 2012. We have completed the migration of the Telwares customers, and the migration of the HCL-EMS, ProfitLine and Symphony customers are in various stages of completion. While to date we have successfully migrated a number of these customers, there can be no assurance that we will complete these migrations in a timely manner or at all and the cost of these migrations may be more significant than we have estimated. We may pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

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

        In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $26,086, $91,806 and $174,451 of amortization as a contra-revenue charge during the years ended December 31, 2010, 2011 and 2012, respectively.

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

        On occasion, we license our Communications Management Platform to our customers on a perpetual basis. If we are able to derive vendor-specific objective evidence on the undelivered elements, the software portion is recognized when the revenue recognition criteria is met; otherwise the contract is recognized ratably over the contract life. Other professional services are recognized as the services are performed. We have an agreement with a carrier whereby we receive an activation fee for procuring a mobile device. The activation revenue is recognized upon confirmation from the carrier that the device has been procured. The revenue related to the sale of telecommunication accessories is recognized upon shipment of the accessories to the customer.

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

        General and administrative.    General and administrative expense consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for finance and accounting, executive, human resources and information technology personnel, rent and facility costs, legal and other professional fees, and other corporate expenses. We are incurring and will continue to incur costs associated with being a public company, including corporate insurance costs as well as certain personnel costs and professional fees, including legal and accounting fees as they relate to financial reporting and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. We expect general and administrative expense to remain at approximately its current level in the near term and to decrease as a percentage of revenue.

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

        As of December 31, 2012, we had U.S. federal net operating loss carryforwards of approximately $98.0 million, which, if unused, expire from 2020 to 2032, and U.S. federal research and development tax credit carryforwards of approximately $3.0 million, which expire through 2029. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Section 382 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2012, $33.0 million of our net operating loss and tax credit carryforwards were so limited. At December 31, 2012, we recorded a valuation allowance against the full amount of our deferred tax assets, as our management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our net operating loss or tax credit carryforwards would increase net income in the period in which we make such a determination.

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

        Software license fees consist of fees paid for a perpetual license agreement for our technology, which are recognized in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 605, Software Revenue Recognition, as amended. When contracts contain multiple elements and vendor specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by the authoritative guidance. Vendor specific objective evidence of fair value for maintenance and support is established by a stated renewal rate included in the license arrangement or rates charged for stand-alone sales of maintenance and support. If software maintenance fees are provided for in the license fee or at a discount pursuant to a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance revenue based on the value established by independent sales of such maintenance services to customers.

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

        In accordance with ASC 605 , Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, we classify reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2011 and 2012 reimbursed expenses of $148,407, $272,100 and $239,400, respectively, were included in revenue.

        Purchase accounting.    We accounted for the acquisitions of HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles and Symphony using the purchase method of accounting for acquisitions . As a result, the purchase price for each of the transactions has been or will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. We applied significant judgment and estimates in determining the fair values of the assets acquired and their useful lives. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment annually and more frequently if certain events occur. In the process of our annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

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

        Impairment of goodwill.    As required by ASC 350, Goodwill and Other Intangible Assets, we test goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued Accounting Standard Update ("ASU") 2011-08, which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. We have determined that goodwill was not impaired as of December 31, 2012.

        Impairment of other long-lived assets.    We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our consolidated financial statements. We have determined that our long-lived assets including intangible assets were not impaired as of December 31, 2012.

        Stock-based compensation.    We follow ASC 718, Share-Based Payment for recording stock-based compensation. ASC 718 supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. ASC 718 requires all stock-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. We estimate the fair value of the stock-based awards, including stock options, using the Black-Scholes valuation model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of stock-based awards granted in 2010, 2011 and 2012 are set forth below:

	2010	2011	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.80% to 2.87%	1.25% to 2.6%	0.79% to 1.16%
Expected term (in years)	5.5 - 6.1 years	5.5 - 6.2 years	5.5 - 6.1 years
Expected volatility	62.51% - 64.67%	59.74% - 60.88%	58.09% - 59.92%

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

We issued the warrant to IBM in connection with the entry into a five-year strategic relationship agreement. Under the terms of the agreement, certain shares of common stock underlying the warrant vested at the time the agreement was signed, which we valued using the Black-Scholes valuation model at the time of the signing of the agreement and recorded the amount to equity and to intangible assets. Additional shares of common stock underlying the warrant were set to vest based on the achievement of specified contractual billing thresholds over a three-year period. In June 2011, we amended the terms of the warrant to change the number of shares that were subject to vesting and the thresholds for achieving vesting. Under the terms of the amendment, certain shares of common stock underlying the warrant vested at the time the amendment was signed. These shares were valued using the Black-Scholes valuation model based on inputs as of the time of the signing of the amendment. Additional shares of common stock underlying the warrant were set to vest based on the achievement of specified contractual annual recurring revenue thresholds over a period from June 8, 2011 to June 30, 2012. As of June 30, 2012, the vesting terms of the amended agreement expired with IBM earning no additional warrant shares. As a result, no further warrants shares are issuable under this warrant agreement. In the first quarter of 2010, we began to amortize the asset, with the related charge recorded as contra-revenue. The related charge to revenue was in proportion to expected revenue from the agreement.

        Preferred Stock Warrants.    In connection with our acquisition of Traq and various financing arrangements, we issued warrants to purchase redeemable convertible preferred stock. In accordance with ASC 480, Distinguishing Liabilities from Equity, we classified these warrants as a liability on our consolidated balance sheet, and each reporting period the carrying value of the warrants was adjusted to its then-current fair value, with any resulting gain or loss reflected in the consolidated statement of operations as a component of "Increase in fair value of warrants for redeemable convertible preferred stock". As a result of our initial public offering, all warrants to purchase redeemable convertible preferred stock became exercisable for shares of common stock.

        Income Taxes.    We are subject to income taxes in the United States, and we use estimates in determining our income tax provisions. We account for income taxes in accordance with ASC 740, Accounting for Uncertainty in Income Taxes, which is the asset and liability method for accounting and reporting for income taxes. Under ASC 740, deferred tax assets and liabilities are recognized based on temporary differences between the financial reporting and income tax bases of assets and liabilities using statutory rates.

        We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2012, we had a full valuation allowance against substantially all our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

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

	Years Ended December 31,
(in thousands, except percentages)	2010	2011	2012
Revenue:
Recurring technology and services	$57,703	$93,671	$137,979
Strategic consulting, software licenses and other	10,771	11,270	16,533

Total revenue	68,474	104,941	154,512

Cost of revenue:
Recurring technology and services	26,349	44,814	63,976
Strategic consulting, software licenses and other	3,874	5,165	6,627

Total cost of revenue(1)	30,223	49,979	70,603

Gross profit	38,251	54,962	83,909
Operating expense:
Sales and marketing(1)	12,281	16,648	24,840
General and administrative(1)	11,709	17,777	29,317
Research and development(1)	9,321	11,860	16,696
Depreciation and amortization	3,529	4,551	8,666
Restructuring charge	—	1,549	—

Income from operations	1,411	2,577	4,390
Other income (expense), net:
Interest expense	(2,007)	(3,047)	(943)
Interest income	19	45	80
Other income (expense)	3	—	(9)
Increase in fair value of warrants for redeemable convertible preferred stock	(884)	(1,996)	—

(Loss) income before income tax provision	(1,458)	(2,421)	3,518
Income tax provision	294	534	480

Net (loss) income	$(1,752)	$(2,955)	$3,038

(1)
Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$323	$669	$1,347
Sales and marketing	425	1,201	2,133
General and administrative	1,032	1,934	5,105
Research and development	148	176	580

	$1,928	$3,980	$9,165

Years Ended December 31, 2011 and 2012

  Revenue

        The following table presents our components of revenue for the periods presented:

	Years Ended December 31,		Increase
(in thousands, except percentages)	2011	2012	$	%
Recurring technology and services	$93,671	$137,979	$44,308	47%
Strategic consulting, software licenses and other	11,270	16,533	5,263	47%

Total revenue	$104,941	$154,512	$49,571	47%

        Our recurring technology and services revenue increased $44.3 million, or 47%, for the year ended December 31, 2012 as compared to the prior year, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles and Symphony strategic acquisitions.

        Our strategic consulting, software licenses and other revenue increased $5.3 million, or 47%, for the year ended December 31, 2012 as compared to the prior year, primarily due to increases in strategic sourcing revenue of $3.2 million, telecommunication accessories sales revenue of $1.5 million, software license fees of $0.5 million and mobile activation revenue of $0.4 million. These increases in revenue are attributable to current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles and Symphony strategic acquisitions. These increases were partially offset by a decrease of $0.3 million in consulting and other revenues.

  Cost of Revenue and Gross Profit

        The following table presents our cost of revenue and gross profit for the periods presented:

	Years Ended December 31,		Increase
(in thousands, except percentages)	2011	2012	$	%
Recurring technology and services	$44,814	$63,976	$19,162	43%
Strategic consulting, software licenses and other	5,165	6,627	1,462	28%

Total cost of revenue	$49,979	$70,603	$20,624	41%

Gross profit	$54,962	$83,909	$28,947	53%

Gross margin	52%	54%

        Our recurring technology and services cost of revenue increased $19.2 million for the year ended December 31, 2012 as compared to the prior year. This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $16.1 million, an increase in third-party contractor costs of $2.9 million and increases in other operational costs of $0.8 million. The increases in personnel-related, third-party contractor costs and other operational costs were primarily attributable to providing support for customer growth in our recurring technology and services business. These increases were partially offset by a reduction in third-party licensing fees of $0.6 million as acquired customers have migrated to our platforms.

        Our strategic consulting, software licenses and other cost of revenue increased $1.5 million for the year ended December 31, 2012 as compared to the prior year, primarily as a result of a $1.3 million increase in the costs associated with our sales of mobile telecommunication accessories as a result of increased sales volume and a $0.2 million increase in strategic sourcing personnel costs to support our growth in strategic sourcing revenue .

        As a percentage of revenue, gross profit increased to 54% for the year ended December 31, 2012 as compared to 52% for the prior year. This increase in gross margin was primarily due to the migration of customers acquired in the HCL-EMS and Telwares acquisitions onto our platforms, which operate at a higher gross margin than the legacy HCL-EMS and Telwares platforms on which we serviced these customers immediately following the HCL-EMS and Telwares acquisitions. The $28.9 million increase in gross profit in absolute dollars was primarily due to increased revenue.

  Operating Expense

        The following table presents our components of operating expense for the periods presented:

	Years Ended December 31,
	2011		2012
					Change
		% of Revenue		% of Revenue
(in thousands, except percentages)	Amount		Amount		$	%
Sales and marketing	$16,648	16%	$24,840	16%	$8,192	49%
General and administrative	17,777	17%	29,317	19%	11,540	65%
Research and development	11,860	11%	16,696	11%	4,836	41%
Depreciation and amortization	4,551	4%	8,666	6%	4,115	90%
Restructuring charge	1,549	1%	—	—	(1,549)	*

Total operating expense	$52,385	50%	$79,519	51%	$27,134	52%

*
Not meaningful

        Sales and marketing expense.    Our sales and marketing expense increased $8.2 million for the year ended December 31, 2012 as compared to the prior year, primarily due to increases in personnel-related costs, including salary and other compensation-related costs, of $6.5 million, which includes an increase in stock-based compensation of $0.9 million. The increases were primarily due to an increase in the number of direct and indirect sales force employees to accommodate growth in sales opportunities, and the value of the stock-based equity awards, $1.0 million in travel expense as a result of the increased headcount and $0.5 million in marketing expense. The increase in marketing expenses was primarily attributable to attending several trade shows, market research and website expansion in an effort to expand brand awareness and increase lead generation.

        General and administrative expense.    Our general and administrative expenses increased $11.5 million for the year ended December 31, 2012 as compared to the prior year, primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $5.7 million, which includes an increase in stock-based compensation of $3.2 million and employee compensation and benefits of $2.5 million and an increase in third-party contractor expenses of $0.5 million. These increases were primarily due to an increase in headcount and the value of stock-based equity awards. In addition, we incurred a $3.8 million increase in facility and overhead costs, primarily attributable to the rent and overhead costs associated with additional facilities, and an increase in professional fees of $1.5 million, primarily attributable to the Anomalous, ttMobiles and Symphony acquisitions and operating as a public company.

        Research and development expense.    Our research and development expenses increased $4.8 million for the year ended December 31, 2012 as compared to the prior year, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $3.0 million, which includes an increase in stock-based compensation of $0.4 million and employee compensation and benefits of $2.6 million, primarily arising from increased headcount and the value of stock-based equity awards. In addition, we incurred a $1.8 million increase in third-party contractor expenses. The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

        Depreciation and amortization expense.    Depreciation and amortization expenses increased $4.1 million for the year ended December 31, 2012 as compared to the prior year, primarily due to an increase in amortization expense of $3.5 million and depreciation expense of $0.6 million. The increase in amortization expense was result of higher intangible assets as result of the Telwares, ProfitLine, Anomalous, ttMobiles and Symphony acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

        Restructuring charge.    The restructuring charge recorded during the year ended December 31, 2011 was a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions. This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs. Although we continue to attempt to sublet the office space, we do not know how long it will take to locate a subtenant or to come to terms on a sublease agreement or the terms on which we may be able to sublease the office space, which might not be favorable to us. Any differences between the estimated sublease income and the actual agreement will be recorded monthly over the life of the original lease.

  Other Income (Expense), Net

        The following table presents our components of other income (expense), net for the periods presented:

	Years Ended December 31,		Change
(in thousands, except percentages)	2011	2012	$	%
Interest expense	$(3,047)	$(943)	2,104	-69%
Interest income	45	80	35	78%
Other expense	—	(9)	(9)	*
Increase in fair value of warrants for redeemable convertible preferred stock	(1,996)	—	1,996	-100%

*
Not meaningful

        Interest expense.    Interest expense decreased $2.1 million for the year ended December 31, 2012 as compared to the prior year, which was a result of higher average debt balances in 2011 as a result of an outstanding term loan related to the HCL-EMS and Telwares acquisitions.

        Interest income.    The increase in interest income for the year ended December 31, 2012 as compared to the prior year was a result of higher average cash balances in interest bearing bank accounts.

        Increase in fair value of warrants to purchase redeemable convertible preferred stock.    The elimination of the increase in the fair value of warrants to purchase redeemable convertible preferred stock of $2.0 million for the year ended December 31, 2012 as compared to the prior year was the result of all warrants to purchase redeemable convertible preferred stock being converted to warrants to purchase common stock upon the completion of our initial public offering in August 2011.

  Income tax provision:

        Our income tax provision was comparable at $0.5 million for each of the years ended December 31, 2012 and 2011.

Years Ended December 31, 2010 and 2011

        The following table presents our components of revenue for the periods presented:

  Revenue

	Years Ended December 31,		Increase
(in thousands, except percentages)	2010	2011	$	%
Recurring technology and services	$57,703	$93,671	$35,968	62%
Strategic consulting, software licenses and other	10,771	11,270	499	5%

Total revenue	$68,474	$104,941	$36,467	53%

        Our recurring technology and services revenue increased $36.0 million, or 62%, for the year ended December 31, 2011 as compared to the prior year, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS and Telwares strategic acquisitions.

        The increase in strategic consulting, software licenses and other revenue was primarily due to increases of $1.0 million in strategic sourcing. This increase in revenue is attributable to current existing and new customers, combined with revenue attributable to customers acquired through our HCL-EMS and Telwares strategic acquisitions. These increases were partially offset by a decrease in software licenses revenue of $0.5 million.

  Cost of Revenue and Gross Profit

        The following table presents our cost of revenue and gross profit for the periods presented:

	Years Ended December 31,		Increase
(in thousands, except percentages)	2010	2011	$	%
Recurring technology and services	$26,349	$44,814	$18,465	70%
Strategic consulting, software licenses and other	3,874	5,165	1,291	33%

Total cost of revenue	$30,223	$49,979	$19,756	65%

Gross profit	$38,251	$54,962	$16,711	44%

Gross margin	56%	52%

        As a percentage of recurring technology and services revenue, recurring technology and services cost of revenue increased to 48% for the year ended December 31, 2011 as compared to 46% for the prior year. This increase as a percentage of revenue was primarily due to increased costs associated with implementing new customers with revenue being recognized later and due to the HCL-EMS and Telwares acquisitions, as those businesses operate with higher cost of revenues than our other businesses. We expect gross margins on recurring technology and services to continue to be lower than in 2010 until we integrate these businesses and subsequently acquired businesses to our platform. The

$18.5 million increase in absolute dollars was primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $12.9 million, an increase of $4.1 million in outside contractor costs, and an increase of $1.3 million in travel and other infrastructure costs. The increases in personnel-related, outside contractor, travel and other infrastructure costs excluding the effects of the three acquisitions were primarily attributable to providing support for customer growth in our recurring technology and services business.

        On an absolute dollars basis, strategic consulting, software licenses and other cost of revenue for the year ended December 31, 2011 increased $1.3 million to $5.2 million as compared to $3.9 million for the prior year primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $1.0 million and increased consulting costs of $0.3 million, as a result of the increase in consulting revenue and the cost of implementing new software license customers with revenue being recognized later, and $0.2 million of third party contractor costs in 2011 related to a strategic consulting engagement.

        As a percentage of revenue, gross profit decreased to 52% for the year ended December 31, 2011 from 56% for the prior year. The decrease in gross margin was primarily due to the HCL and Telwares acquisitions, as those businesses operate with lower gross margins than our other businesses. We expect gross margins to continue to be lower than the gross margins in 2010 until we integrate these businesses and subsequently acquired businesses to our platform. Gross profit increased in absolute dollars to $55.0 million for the year ended December 31, 2011 as compared to $38.3 million for the prior year. The increase in gross profit in absolute dollars was primarily due to increased revenue.

  Operating Expense

        The following table presents our components of operating expense for the periods presented:

	Years Ended December 31,
	2010		2011
					Change
		% of Revenue		% of Revenue
(in thousands, except percentages)	Amount		Amount		$	%
Sales and marketing	$12,281	18%	$16,648	16%	$4,367	36%
General and administrative	11,709	17%	17,777	17%	6,068	52%
Research and development	9,321	14%	11,860	11%	2,539	27%
Depreciation and amortization	3,529	5%	4,551	4%	1,022	29%
Restructuring charge	—	—	1,549	1%	1,549	*

Total operating expense	$36,840	54%	$52,385	50%	$15,545	42%

*
Not meaningful

        Sales and marketing expense.    The increase in sales and marketing expense was primarily due to increases of $4.5 million in personnel-related costs, including salary and other compensation-related costs, as we increased the number of direct and indirect sales force employees to accommodate growth in sales opportunities, $0.3 million in travel expense and $0.2 million in marketing expense primarily attributable to attending several trade shows in an effort to increase lead generation. These increases were partially offset by lower contractor costs of $0.8 million.

        General and administrative expense.    The increase in general and administrative expense was primarily attributable to an increase in facility, equipment and communications costs of $2.7 million and an increase in personnel-related costs, including salary and other compensation-related costs, of $2.6 million, consisting of increased employee compensation and benefits of $1.7 million and increased stock-based compensation expense of $0.9 million as a result of increased headcount. In addition, we incurred an increase in accounting fees and other professional fees of $0.2 million primarily attributable to the HCL, Telwares and ProfitLine acquisitions and operating as a public company.

        Research and development expense.    The increase in research and development expense was primarily attributable to an increase in personnel-related costs, including salary and other compensation-related costs, of $1.7 million primarily arising from increased headcount, consisting of increased employee compensation and benefits of $2.2 million partially offset by a $0.5 million increase in the allocation of technology personnel and information technology expenses to cost of revenue. In addition, we incurred a $0.8 million increase in third-party consultant expenses. The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

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

        Restructuring charge.    The restructuring charge recorded during the year ended December 31, 2011 was a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions. This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs. Although we continue to attempt to sublet the office space, we do not know how long it will take to locate a subtenant or to come to terms on a sublease agreement or the terms on which we may be able to sublease the office space, which might not be favorable to us. Any differences between the estimated sublease income and the actual agreement will be recorded monthly over the life of the original lease.

  Other Income (Expense), Net

        The following table presents our components of other income (expense), net for the periods presented:

	Years Ended December 31,		Change
(in thousands, except percentages)	2010	2011	$	%
Interest expense	$(2,007)	$(3,047)	(1,040)	52%
Interest income	19	45	26	137%
Increase in fair value of warrants for redeemable convertible preferred stock	(884)	(1,996)	(1,112)	126%
Other income (expense)	3	—	(3)	-100%

        Interest expense.    The increase in interest expense was due to higher average debt balances, increased amortization of debt discounts as a result of the debt related to the HCL-EMS, Telwares and ProfitLine acquisitions and loan prepayment fees.

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

  Income tax provision

        Our income tax provision increased $0.2 million to $0.5 million for the year ended December 31, 2011 as compared to $0.3 million for the year ended December 31, 2010. The increase was due to increases in state income taxes as a result of increased state taxable income and an increase in our deferred income taxes related to our acquisitions of HCL-EMS and Telwares.

Liquidity and Capital Resources

  Sources of Liquidity

        Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans and revolving credit facilities. In addition, in August 2011 we raised approximately $66.0 million in net proceeds through an initial public offering of our common stock and in April 2012, we raised an additional $37.7 million in net proceeds through a follow-on public offering of our common stock. We intend to use the proceeds from the follow-on public offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. As of December 31, 2012, we had cash and cash equivalents of $50.2 million, accounts receivable of $38.3 million and amounts due under various debts and credit facilities of $22.6 million. Amounts due under various debts and credit facilities of $22.6 million relates to the deferred consideration for the HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles and Symphony acquisitions and capital lease and other obligations.

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

        The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of December 31,
(in thousands)	2010	2011	2012
Cash and cash equivalents	$5,913	$43,407	$50,211

	Years Ended December 31,
(in thousands)	2010	2011	2012
Net cash provided by operating activities	$3,400	$10,147	$16,688
Net cash used in investing activities	(367)	(23,047)	(40,230)
Net cash (used in) provided by financing activities	(3,283)	50,394	30,398
Effect of exchange rate on cash	—	—	(52)

Net (decrease) increase in cash and cash equivalents	$(250)	$37,494	$6,804

  Cash Flows from Operating Activities

        Operating activities provided $16.7 million of net cash during the year ended December 31, 2012, which resulted from our net income of $3.0 million for the year ended December 31, 2012 principally supplemented by non-cash charges of stock-based compensation of $9.2 million, depreciation and amortization of $8.7 million and debt discount amortization of $0.8 million and cash provided by an increase in accounts payable and accrued expenses of $2.2 million and prepaid expenses and other current assets of $0.2 million. Cash provided by operating activities was adversely impacted by a $5.9 million increase in accounts receivable and a $1.9 million decrease in deferred revenue during the year ended December 31, 2012.

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

        Operating activities provided $3.4 million of net cash during the year ended December 31, 2010. We incurred a net loss of $1.8 million for the year ended December 31, 2010 that was offset by a $2.3 million increase in deferred revenue, which was attributable primarily to increased sales of our software products and related services, and non-cash charges of depreciation and amortization of $3.5 million, stock-based compensation of $1.9 million and an increase in fair value of warrants for redeemable convertible preferred stock of $0.9 million. Cash provided by operating activities was adversely impacted by a $3.0 million increase in accounts receivable during the year ended December 31, 2010.

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $40.2 million during the year ended December 31, 2012 and consisted of $38.4 million paid in connection with the Anomalous, ttMobiles and Symphony acquisitions and capital expenditures of $1.8 million primarily related to the purchase of computer equipment and software.

        Cash used in investing activities totaled $23.0 million during the year ended December 31, 2011 and consisted of $22.2 million paid in connection with the HCL-EMS, Telwares and ProfitLine acquisitions, net of cash received, and capital expenditures of $0.8 million primarily related to the purchase of computer equipment and software.

        Cash used in investing activities totaled $0.4 million during the year ended December 31, 2010 and consisted solely of cash paid for capital expenditures primarily related to the purchase of computer equipment and software.

  Cash Flows from Financing Activities

        Cash flows provided by financing activities totaled $30.4 million during the year ended December 31, 2012 primarily due to $37.7 million of net proceeds from our follow-on offering, net of underwriting discounts and commissions and offering costs, and $4.2 million in proceeds from the exercise of stock options and stock warrants. Cash provided by financing activities was adversely impacted by net debt repayments of $8.9 million and $2.7 million of cash used to repurchase our common stock.

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

Contractual Obligations

        The following table summarizes our material contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 Years
Operating lease obligations	$20,963	$6,827	$13,058	$1,078	—
Capital leases and other obligations	804	672	132	—	—
Interest on capital lease obligations	40	34	6	—	—
Symphony deferred purchase price	10,662	10,662	—	—	—
ProfitLine deferred purchase price	4,438	4,438	—	—	—
ttMobiles deferred purchase price	2,420	2,420	—	—	—
HCL-EMS contingent consideration	2,046	2,046	—	—	—
Telwares deferred purchase price	1,226	1,226	—	—	—
Anomalous deferred purchase price	978	978	—	—	—

	$43,577	$29,303	$13,196	$1,078	$—

  •
  Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office space as well as certain equipment.

  •
  Capital lease and other obligations include minimum lease obligations with remaining terms in excess of one year related to computer hardware and software.

  •
  Symphony deferred purchase price includes payments of $4.4 million payable on February 8, 2013 and $6.4 million payable on August 8, 2013. The $4.4 million payment was made in February 2013.

  •
  ProfitLine deferred purchase price includes an installment of $4.5 million payable on June 19, 2013.

  •
  ttMobiles deferred purchase price includes an installment of $2.4 million payable on February 21, 2013, which payment was made in February 2013.

  •
  HCL-EMS contingent consideration includes a payment payable following the second anniversary of the HCL-EMS closing date of January 25, 2011.

  •
  Telwares deferred purchase price includes an installment of $1.25 million payable on March 16, 2013.

  •
  Anomalous deferred purchase price includes an installment of $ 979,000 payable on January 10, 2013, which was paid in January 2013.

Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

        In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. We elected early adoption of this update and it had no impact on our consolidated financial statements.

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

  Interest Rate Risk

        At December 31, 2012, we had unrestricted cash and cash equivalents totaling $47.2 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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
Orange, Connecticut

        We have audited the accompanying consolidated balance sheets of Tangoe, Inc. (the "Company") as of December 31, 2011 and 2012 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangoe, Inc. at December 31, 2011 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Tangoe, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, NY
March 18, 2013

TANGOE, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2011	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,407	$50,211
Accounts receivable, less allowances of $102 and $198, respectively	25,311	38,309
Prepaid expenses and other current assets	2,503	3,384

Total current assets	71,221	91,904
COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,334	3,999
OTHER ASSETS:
Intangible assets-net	28,800	44,249
Goodwill	36,266	65,825
Security deposits and other non-current assets	1,241	1,291

TOTAL ASSETS	$140,862	$207,268

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,605	$9,128
Accrued expenses	7,061	12,035
Deferred revenue-current portion	9,051	9,648
Notes payable-current portion	7,904	22,443
Other current liabilities	1,079	305

Total current liabilities	31,700	53,559
OTHER LIABILITIES:
Deferred rent and other non-current liabilities	1,659	3,543
Deferred revenue-less current portion	2,624	1,415
Notes payable-less current portion	8,290	131

Total liabilities	44,273	58,648

COMMITMENT AND CONTINGENCIES (NOTE 14)
STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001 per share—150,000,000 shares authorized as of December 31, 2011 and 2012; 33,152,592 and 37,613,327 shares issued and outstanding as of December 31, 2011 and 2012, respectively	3	4
Additional paid-in capital	142,905	191,581
Warrants for common stock	10,610	10,610
Less: notes receivable for purchase of common stock	(93)	—
Accumulated deficit	(56,795)	(53,757)
Accumulated other comprehensive (loss) income	(41)	182

Total stockholders' equity	96,589	148,620

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,862	$207,268

The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2010	2011	2012
Revenue:
Recurring technology and services	$57,703	$93,671	$137,979
Strategic consulting, software licenses and other	10,771	11,270	16,533

Total revenue	68,474	104,941	154,512

Cost of revenue:
Recurring technology and services	26,349	44,814	63,976
Strategic consulting, software licenses and other	3,874	5,165	6,627

Total cost of revenue	30,223	49,979	70,603

Gross profit	38,251	54,962	83,909
Operating expenses:
Sales and marketing	12,281	16,648	24,840
General and administrative	11,709	17,777	29,317
Research and development	9,321	11,860	16,696
Depreciation and amortization	3,529	4,551	8,666
Restructuring charge	—	1,549	—

Income from operations	1,411	2,577	4,390
Other income (expense), net:
Interest expense	(2,007)	(3,047)	(943)
Interest income	19	45	80
Other income (expense)	3	—	(9)
Increase in fair value of warrants for redeemable convertible preferred stock	(884)	(1,996)	—

(Loss) income before income tax provision	(1,458)	(2,421)	3,518
Income tax provision	294	534	480

Net (loss) income	(1,752)	(2,955)	3,038
Preferred dividends	(3,715)	(2,168)	—
Accretion of redeemable convertible preferred stock	(64)	(37)	—

(Loss) income applicable to common stockholders	$(5,531)	$(5,160)	$3,038

(Loss) income per common share:
Basic	$(1.26)	$(0.31)	$0.08

Diluted	$(1.26)	$(0.31)	$0.08

Weighted average number of common shares:
Basic	4,399	16,412	36,492

Diluted	4,399	16,412	39,870

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2010, 2011 and 2012

(in thousands)

	Year Ended December 31, 2010	Year Ended December 31, 2011	Year Ended December 31, 2012
Net (loss) income	$(1,752)	(2,955)	3,038
Foreign currency translation income (loss) adjustment	1	(42)	223

Comprehensive (loss) income	$(1,751)	$(2,997)	$3,261

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statement of Changes in Stockholders' (Deficit) Equity

For the Years Ended December 31, 2010, 2011 and 2012

(in thousands, except share amounts)

	Series A Convertible Preferred Stock
			Common Stock				Notes Receivable for Purchase of Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Warrants		Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockhoders (Deficit) Equity
Balance December 31, 2009	1,928,479	366	4,321,144	—	5,097	1,701	(93)	(46,104)	—	(39,033)
Net loss	—	—	—	—	—	—	—	(1,752)	—	(1,752)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	1	1
Issuance of shares from exercise of stock options	—	—	326,587	—	300	—	—	—	—	300
Cashless exercise of preferred warrant	—	—	—	—	(8)	—	—	—	—	(8)
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(3,779)	—	(3,779)
Incrrease in value of warrants issued	—	—	—	—	—	321	—	—	—	321
Stock-based compensation—options	—	—	—	—	1,928	—	—		—	1,928

Balance December 31, 2010	1,928,479	366	4,647,731	—	7,317	2,022	(93)	(51,635)	1	(42,022)
Net loss	—	—	—	—	—	—	—	(2,955)	—	(2,955)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(42)	(42)
Issuance of shares from exercise of stock options	—	—	1,000,702	—	1,401	—	—	—	—	1,401
Issuance of shares from exercise of stock warrants	—	—	50,196	—	192	—	—	—	—	192
Cashless exercise of preferred warrant	—	—	931,896	—	19	—	—	—	—	19
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(2,205)	—	(2,205)
Issuance of stock warrants	—	—	—	—	—	4,534	—	—	—	4,534
Conversion of preferred stock to common stock	(1,928,479)	(366)	19,022,067	2	64,015	—	—	—	—	63,651
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	4,054	—	—	—	4,054
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,500,000	1	65,981	—	—	—	—	65,982
Stock-based compensation—options	—	—	—	—	3,980	—	—		—	3,980

Balance December 31, 2011	—	—	33,152,592	3	142,905	10,610	(93)	(56,795)	(41)	96,589
Net income	—	—	—	—	—	—	—	3,038	—	3,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	223	223
Securities issued in connection with acquisition	—	—	165,775	—	1,984	—	—	—	—	1,984
Issuance of shares upon follow-on offering, net of issuance costs	—	—	2,200,000	1	37,728	—	—	—	—	37,729
Issuance of shares from exercise of stock options	—	—	1,859,557	—	4,081	—	—	—	—	4,081
Issuance of shares from exercise of stock warrants	—	—	449,877	—	93	—	—	—	—	93
Issuance of shares in payment of board of director fees	—	—	1,021	—	21	—	—	—	—	21
Issuance of shares from executive stock grant	—	—	9,639	—	150	—	—	—	—	150
Repurchase of common stock	—	—	(357,751)	—	(4,396)	—	—	—	—	(4,396)
Repayment of notes receivable	—	—	—	—	—	—	93	—	—	93
Stock-based compensation—equity awards	—	—	—	—	9,015	—	—	—	—	9,015

Balance December 31, 2012	—	$—	37,480,710	$4	$191,581	$10,610	$—	$(53,757)	$182	$148,620

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2010	2011	2012
Operating activities:
Net (loss) income	$(1,752)	$(2,955)	$3,038
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount	47	1,339	801
Amortization of leasehold interest	—	—	(99)
Depreciation and amortization	3,529	4,551	8,666
Restructuring charge	—	1,549	—
(Decrease) increase in deferred rent liability	(493)	(58)	19
Amortization of marketing agreement intangible assets	26	92	174
Allowance for doubtful accounts	207	23	96
Deferred income taxes	190	305	183
Stock based compensation	1,928	3,980	9,165
Foreign exchange loss	—	—	46
Increase in fair value of warrants for redeemable convertible preferred stock	884	1,996	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,986)	(4,437)	(5,883)
Prepaid expenses and other current assets	(501)	47	170
Other assets	(1,182)	(381)	(19)
Accounts payable	172	3,054	1,310
Accrued expenses	1,079	(184)	885
Deferred revenue	2,252	1,226	(1,864)

Net cash provided by operating activities	3,400	10,147	16,688

Investing activities:
Purchases of computers, furniture and equipment	(367)	(853)	(1,820)
Cash paid in connection with acquisitions, net of cash received	—	(22,194)	(38,410)

Net cash used in investing activities	(367)	(23,047)	(40,230)

Financing activities:
Repayment of debt	(8,562)	(38,018)	(9,676)
Borrowings of debt	5,500	20,000	778
Payments of settlement liability	(200)	—	—
Payment of debt in connection with acquisition	(952)	—	—
Proceeds from public offerings, net of issuance costs	—	66,989	37,729
Repurchase of common stock	—	—	(2,700)
Proceeds from repayment of notes receivable	691	—	93
Deferred financing costs	(60)	(170)	—
Proceeds from exercise of stock options and stock warrants	300	1,593	4,174

Net cash (used in) provided by financing activities	(3,283)	50,394	30,398

Effect of exchange rate on cash	—	—	(52)
Net (decrease) increase in cash and cash equivalents	(250)	37,494	6,804
Cash and cash equivalents, beginning of period	6,163	5,913	43,407

Cash and cash equivalents, end of period	$5,913	$43,407	$50,211

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business

  Nature of Operations

        Tangoe, Inc. (the "Company"), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides communications lifecycle management software and related services to a wide range of enterprises, including large and medium-sized businesses and other organizations. Communications lifecycle management encompasses the entire lifecycle of an enterprise's communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunication expense management, invoice processing, expense allocation and accounting and asset decommissioning and disposal. The Company's Communications Management Platform is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. The Company's customers can also engage the Company through its client services group to manage their communications assets and services through its Communications Management Platform.

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

        As part of this public offering, an additional 7,000,000 shares of common stock were sold by certain existing stockholders at a price to the public of $18.50 per share, including 1,200,000 shares sold by such stockholders upon the exercise of the underwriters' option to purchase additional shares. The Company did not receive any proceeds from the sale of such shares by the selling stockholders.

        The Company's common stock is traded on the NASDAQ Global Select Market.

2. Summary of Significant Accounting Policies

        Consolidation and Basis of Preparation—The consolidated financial statements include the financial results of Tangoe, Inc. and its wholly owned subsidiaries Tangoe EU B.V., Tangoe (China) Co., Ltd.,

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

Tangoe-PL, Inc., Tangoe Canada, Inc. (formerly Anomalous Networks Inc.) acquired by the Company on January 10, 2012, ttMobiles, Limited acquired by the Company on February 21, 2012, and Tangoe India Softek Services Private, Limited formed by the Company in August 2012, described further in Note 4. Intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of a variable interest rate account. As of December 31, 2012, the Company had no restrictions on its $50.2 million of cash and cash equivalents.

        Revenue Recognition—Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of the Company's solution to manage its customers' communications expenses. Strategic consulting, software licenses and other revenues consist of fees for perpetual software licenses, professional services, contract negotiations, bill audits, mobile device activation fees and sales of telecommunication accessories.

        The Company recognizes revenue when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees and hosting fees are recognized ratably over the term of the period of service. The subscription-based services we provide include help desk, asset procurement and provisioning and carrier dispute resolution. Prior to 2010, as a result of limited history regarding customer renewals, implementation fees associated with recurring technology and services engagements with terms equal to or less than 36 months were recognized over 36 months and implementation fees associated with engagements with terms exceeding 36 months were recognized over the life of the contract. In 2010, due to having greater evidence regarding customer renewals, the Company believed it was appropriate to extend the estimated expected life of the customer relationship to be equal to twice the contract life calculated on a per-customer basis and to recognize implementation fees ratably over this period. This change did not have a material impact on the Company's consolidated financial statements. Many of the Company's subscription contracts are non-cancelable, although customers have the right to terminate for cause if the Company materially fails to perform.

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

TANGOE, INC.

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

        In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2010, 2011 and 2012, reimbursed expenses of $0.1 million, $0.3 million and $0.2 million, respectively, were included in revenue.

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

        Concentration of Credit Risk—Financial instruments that subject the Company to risk of loss consist principally of accounts receivable. For the years ended December 31, 2010, 2011 and 2012, no individual end customer represented greater than 10% of total revenue. For the year ended December 31, 2010, one strategic alliance partner represented 10.6% of total revenue. For the years

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

ended December 31, 2011 and 2012, no strategic alliance partner represented greater than 10% of total revenue. As of December 31, 2011 and 2012, no strategic alliance partner or individual end customer represented a greater than 10% concentration of total accounts receivable. The Company has balances with financial institutions in excess of the Federal Deposit Insurance Corporation limit. The Company believes that credit risks associated with these concentrations are limited, as the amounts are held by major financial institutions in the United States.

        Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are reported on the balance sheet at their outstanding principal balance, net of an estimated allowance for possible losses. The allowance for possible losses is estimated based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are charged against the allowance (written-off) when substantially all collection efforts cease. Based on the information available, the Company's management believes that the allowance for doubtful accounts as of December 31, 2011 and 2012 is adequate.

        Cash Held on Behalf of Customers—The Company's services for some customers include the payment of the customer's communications invoices directly to the carrier. Such payments are made from separate bank accounts set up on behalf of each such customer, which are funded by the customer shortly in advance of the Company making any disbursements. These accounts are used only for the payment of the customer's invoices and the Company does not fund these accounts, therefore the balances in these accounts are not included on the accompanying consolidated balance sheets. As of December 31, 2011 and 2012, the total funds held by the Company on behalf of its customers were $8.2 million and $12.5 million, respectively.

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

        Business Combinations and Valuation of Intangible Assets—The Company accounts for business combinations in accordance with ASC 805, Business Combinations. ASC 805 requires business combinations to be accounted for using the purchase method of accounting and includes specific criteria for recording intangible assets separate from goodwill and promotes greater use of fair values in financial reporting. Results of operations of acquired businesses are included in the financial statements of the acquiring company from the date of acquisition. Net assets of the acquired company are recorded at their fair value at the date of acquisition.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Impairment of Goodwill and Certain Other Long-Lived Assets—As required by ASC 350, Goodwill and Other Intangible Assets, the Company tests goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. The Company has one reporting unit. The annual goodwill impairment test is a two-step process. First, the Company determines if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If the Company then determines that goodwill may be impaired, it compares the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued Accounting Standards Update ("ASU") 2011-08, which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. In the fourth quarter of 2012, in conjunction with management's annual review of goodwill, the Company adopted the new guidance.

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

        Foreign Currency Translation—In 2010, the Company set up two new wholly owned international subsidiaries, Tangoe EU B.V. in the Netherlands and Tangoe (China) Co., Ltd. in China. In 2012, the Company acquired Tangoe Canada, Inc. (formerly Anomalous Networks Inc.) and ttMobiles, Limited of the United Kingdom . For 2011 and 2012, the international operations were immaterial to the overall consolidated financial statements of the Company. Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar, are included in accumulated other comprehensive income (loss). Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

balances denominated in a currency other than the functional currency are recorded in the consolidated statement of operations.

        Comprehensive (Loss) Income—Comprehensive (loss) income consists of net income (loss) and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.

        Reclassification—Certain previously reported amounts have been reclassified to conform to the classifications used in the December 31, 2012 financial statements.

3. Recent Accounting Pronouncements

        In July 2012, the FASB issued ASU No. 2012-02, "Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company elected early adoption of this update and it had no impact on its consolidated financial statements.

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

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

$6,390

        The goodwill related to the HCL-EMS acquisition is tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired:

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Technology	$840	4.0
Customer relationships	1,860	9.0

Total intangible assets	$2,700

  Telwares, Inc.

        On March 16, 2011, the Company entered into an Asset Purchase Agreement (the "Telwares APA") with Telwares, Inc. to purchase certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. as defined in the Telwares APA (such acquired assets and liabilities, "Telwares"). Pursuant to the terms of the agreement, the Company will pay $7.7 million in cash as follows: $5.2 million at closing, which took place on March 16, 2011, which amount included a working capital adjustment of $0.7 million, $1.25 million on March 16, 2012 and $1.25 million on March 16, 2013. The Company paid the first installment of $1.25 million on March 16, 2012. The installment payable on

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

March 16, 2013 was subject to a potential reduction of up to $0.5 million relating to the achievement of certain recurring revenue goals during the three months ended June 30, 2012. The Company and Telwares have agreed that the amount of the reduction would be $350,000.

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

$7,320

        The goodwill related to the Telwares acquisition is tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired :

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Non-compete agreements	$58	2.0
Technology	350	3.0
Customer relationships	2,020	8.0

Total intangible assets	$2,428

  ProfitLine, Inc.

        On December 19, 2011, the Company and Snow Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the "Acquisition Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with ProfitLine, Inc., a Delaware corporation

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

("ProfitLine"), and Doug Carlisle, solely in his capacity as Stockholder Representative under the Merger Agreement, under which the parties agreed to the merger of the Acquisition Sub with and into ProfitLine (the "Merger") with ProfitLine surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the terms of the agreement, the Company paid $14.5 million in cash at closing. In addition, $9.0 million is payable in cash in installments of $4.5 million each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. Among other things, these indemnity obligations relate to representations and warranties given by ProfitLine under the Merger Agreement. Certain indemnities are subject to limitations, including a threshold, certain caps and a limited survival period. The Company paid the former stockholders of ProfitLine $4.1 million in December 2012, consisting of the first installment of $4.5 million less indemnity claims of $0.4 million. Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company's cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $15.0 million at any time after payment of the first and before payment of the second $4.5 million installment of deferred consideration.

  ProfitLine Purchase Price Allocation

        The allocation of the total purchase price of ProfitLine's net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of December 19, 2011. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$14,500
Deferred cash consideration	8,674

$23,174

Allocation of Purchase Consideration:
Current assets	$3,183
Property and equipment	675
Other assets	117
Identifiable intangible assets	8,717
Goodwill	13,801

Total assets acquired	26,493
Accounts payable and accrued expenses	(3,167)
Deferred revenue	(152)

$23,174

        The goodwill amount has been revised from the preliminary purchase price allocation previously disclosed in the Company's 2011 audited financials as a result of an unfavorable leasehold interest

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

related to the Company's office lease in San Diego. The leasehold interest amount of $0.4 million will be amortized over the remaining term of the facility lease.

        The goodwill and identifiable intangible assets related to the ProfitLine acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired :

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Tradenames	$335	4.0
Technology	1,612	2.5
Customer relationships	6,770	9.0

Total intangible assets	$8,717

  Anomalous Networks Inc.

        On January 10, 2012 (the "Anomalous Acquisition Date"), the Company entered into a Share Purchase Agreement (the "Anomalous Purchase Agreement") with Anomalous Networks Inc., a corporation incorporated under the laws of Canada ("Anomalous"), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the "Anomalous Share Purchase"). This acquisition reflects the Company's strategy to broaden its suite of offerings and to provide real-time telecom expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) $979,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company's common stock and (iv) 132,617 unvested and unregistered shares of the Company's common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013 (the "Earn-Out Period"). The Company paid $979,000 in January 2013. The unvested shares remain subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Anomalous under the Anomalous Purchase Agreement. The indemnities are subject to limitations, including a threshold, certain caps and limited survival periods. The unvested shares are subject to a lock-up unless and until they become vested following the end of the Earn-Out Period and are subject to the set-off rights described above. The Company has included the operating results of Anomalous in its consolidated financial statements since the date of acquisition, including recurring technology and services revenue of $1.2 million through December 31, 2012.

  Anomalous Purchase Price Allocation

        The allocation of the total purchase price of Anomalous' net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of January 10, 2012. In accordance with ASC 805, Business Combinations, the Company valued the 165,775 of unregistered and unvested

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

shares of the common stock by using closing price of the Company's stock as of the acquisition date and applying a 20% marketability discount to the fair value of the unregistered and unvested shares. The marketability discount was applied since the unregistered shares are subject to a lock-up period of one year. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$3,521
Common stock	1,984
Deferred cash consideration	1,495

$7,000

Allocation of Purchase Consideration:
Current assets	$1,140
Property and equipment	47
Other assets	10
Identifiable intangible assets	2,857
Goodwill	4,477

Total assets acquired	8,531
Accounts payable and accrued expenses	(394)
Deferred taxes	(767)
Deferred revenue	(370)

$7,000

        The goodwill and identifiable intangible assets related to the Anomalous acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired :

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Technology	$2,017	5.0
Non-compete covenants	553	2.0
Customer relationships	236	4.0
Tradenames	51	3.0

Total identifiable intangible assets	$2,857

  ttMobiles Limited

        On February 21, 2012 (the "ttMobiles Acquisition Date"), the Company entered into a Share Purchase Agreement (the "ttMobiles Purchase Agreement"), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England ("ttMobiles"), under

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

which the Company agreed to purchase all of the issued share capital of ttMobiles (the "ttMobiles Share Purchase"). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4.0 million in cash paid at the closing, and (ii) £1.5 million in cash payable on the first anniversary of the closing (the "Deferred Consideration"). The purchase price was subject to a net asset adjustment pursuant to which the purchase price would be increased or decreased to the extent that the net asset position of ttMobiles was more or less than a specified target by an amount that exceeded 5% of the target. The Deferred Consideration was subject to set-off rights of the Company with respect to claims for breach of warranties and certain indemnities given by the former holders of the issued share capital of ttMobiles under the ttMobiles Purchase Agreement until the Deferred Consideration was paid. Any breach claims and indemnities would be subject to limitations, including a threshold, certain baskets, caps and limited survival periods. The Company paid £1.5 million of deferred consideration in February 2013. The Company has included the operating results of ttMobiles in its consolidated financial statements since the date of acquisition, including revenue of $5.6 million through December 31, 2012, of which $4.1 million was recurring technology and services revenue.

  ttMobiles Purchase Price Allocation

        The allocation of the total purchase price of ttMobiles' net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of February 21, 2012. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

following table presents the Company's estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$2,606	9.0
Technology	1,178	5.0
Tradenames	388	4.0
Non-compete covenants	116	2.0

Total identifiable intangible assets	$4,288

  Symphony Teleca Services, Inc.

        On August 8, 2012, the Company entered into an Asset Purchase Agreement (the "Symphony Purchase Agreement") with Symphony Teleca Services, Inc., a Delaware corporation ("Symphony"), under which the parties agreed to the purchase by the Company of Symphony's telecommunications expense management business (the "TEM Business") through an asset purchase (the "Symphony Acquisition"). As part of the Symphony Acquisition and also on August 8, 2012, a newly formed subsidiary of the Company, Tangoe India Softek Services Private Limited, an Indian private limited company ("Tangoe India"), entered into a Business Purchase Agreement (the "Indian Purchase Agreement") with Symphony Services Corporation (India) Private Limited ("Symphony India") with respect to the purchase of certain assets and hiring of employees of the acquired business located in India. On the same day, the Symphony Acquisition was effected in accordance with the terms of the Symphony Purchase Agreement. At the closing of the Symphony Acquisition, the Company acquired the TEM Business for net consideration of $40.2 million, subject to certain adjustments (the "Cash Purchase Price"), payable as described below, plus an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. The Cash Purchase Price, after giving effect to certain adjustments, is payable as follows: (i) approximately $29.2 million in cash paid at the closing, (ii) approximately $4.4 million in cash payable on the six-month anniversary of the closing, which includes $2.5 million related to the Indian Purchase Agreement, and (iii) approximately $6.4 million in cash payable on the one-year anniversary of the closing. The Company made the six-month anniversary payment of $4.4 million in February 2013. As part of the Symphony Acquisition, the Company acquired a balance sheet for the TEM Business, which included net assets of approximately $5.4 million. The full installment due on August 8, 2013 of approximately $6.4 million, and amounts that become payable under the earn-out are subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement. Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods. During a post-closing transition period that lasted through February 2013, Symphony and Symphony India provided to the Company certain transition services, including making available to the Company on a continuing basis the services previously provided by Symphony India to the TEM Business, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

to Tangoe India of the Indian assets and employees being hired. The Company has included the operating results of the TEM Business in its consolidated financial statements since the date of acquisition, including revenue of $8.8 million through December 31, 2012, of which $7.9 million was recurring technology and services revenue.

  Symphony Purchase Price Allocation

        The allocation of the total purchase price of Symphony's net tangible and identifiable intangible assets was based upon management's preliminary estimate of the fair values of those assets taking into account all relevant information available. Actual amounts for each of the fair values of the assets acquired and liabilities assumed may vary. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$29,208
Deferred cash consideration	10,942

$40,150

Allocation of Purchase Consideration:
Current assets	$5,777
Property and equipment	602
Identifiable intangible assets	13,790
Goodwill	20,936

Total assets acquired	41,105
Accounts payable and accrued expenses	(335)
Deferred revenue	(620)

$40,150

        The goodwill and identifiable intangible assets related to the Symphony's acquisition are tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$9,680	9.0
Technology	4,050	5.0
Tradename	60	3.0

Total identifiable intangible assets	$13,790

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

  Unaudited Pro Forma Results

        The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2011 and 2012 as if the acquisitions of HCL-EMS, Telwares, ProfitLine, Anomalous and ttMobiles occurred at the beginning of 2011. Due to the inability of the Company to anticipate and estimate on a forward-looking basis incremental costs allocated to the Symphony TEM Business by Symphony and the uncertainty and difficulty of calculating the specific costs required to meaningfully present the effects of the acquisition and the costs of operating the Symphony TEM Business, the Company has not included the Symphony TEM Business in the unaudited pro forma results below. The unaudited pro forma revenue for the Symphony TEM Business was $13.0 million for the period of January 1, 2012 through August 8, 2012, the acquisition date. The unaudited pro forma revenue for the Symphony TEM Business was $20.1 million for the year ended December 31, 2011. The unaudited pro forma revenue for the Symphony TEM Business for the periods of January 1, 2012 through August 8, 2012, the acquisition date, and the year ended December 31, 2011 are not included in the unaudited pro forma results below. These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2011.

	Years Ended December 31,
(in thousands, except per share amounts)	2011	2012
Revenue	$130,831	$156,346
Operating (loss) income	(4,967)	4,383
(Loss) income applicable to common stockholders	(13,398)	3,012
Basic (loss) income per common share	$(0.82)	$0.08
Diluted (loss) income per common share	$(0.82)	$0.08

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. (Loss) Income per Share Applicable to Common Stockholders

        The following table sets forth the computations of (loss) income per share applicable to common stockholders for the years ended December 31, 2010, 2011 and 2012:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2010	2011	2012
Basic net (loss) income per common share:
Net (loss) income	$(1,752)	$(2,955)	$3,038
Less: Preferred stock dividends	(3,715)	(2,168)	—
Less: Accretion of redeemable convertible preferred stock	(64)	(37)	—

(Loss) income applicable to common stockholders	$(5,531)	$(5,160)	$3,038

Basic (loss) income per common share	$(1.26)	$(0.31)	$0.08

Weighted-average common shares outstanding	4,399	16,412	36,492

Diluted net (loss) income per common share:
Net (loss) income	$(1,752)	$(2,955)	$3,038
Less: Preferred stock dividends	(3,715)	(2,168)	—
Less: Accretion of redeemable convertible preferred stock	(64)	(37)	—

(Loss) income applicable to common stockholders	$(5,531)	$(5,160)	$3,038

Diluted (loss) income per common share	$(1.26)	$(0.31)	$0.08

Weighted-average common shares used to compute diluted (loss) income per share	4,399	16,412	39,870

        Diluted (loss) income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	5,680	6,670	2,457
Outstanding restricted stock units	—	—	165
Common stock warrants	1,359	590	—
Convertible preferred stock	19,938	—	—

        On August 1, 2011, as a result of the Company's initial public offering all preferred stock was converted to common stock and all preferred stock warrants converted to warrants to purchase common stock.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Computers, Furniture and Equipment-Net

        Computers, furniture and equipment-net consists of:

	As of
(in thousands)	December 31, 2011	December 31, 2012
Computers and software	$8,192	$10,018
Furniture and fixtures	748	1,032
Leasehold improvements	635	1,166

	9,575	12,216
Less accumulated depreciation	(6,241)	(8,217)

Computers, furniture and equipment-net	$3,334	$3,999

        Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2011 and 2012. Accumulated depreciation on equipment under capital leases totaled approximately $1.4 million and $2.0 million as of December 31, 2011 and 2012, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $1.1 million, $1.4 million and $2.0 million for the years ended December 31, 2010, 2011 and 2012, respectively.

        In connection with the business combinations described in Note 4, the Company acquired fixed assets with fair values of $1.3 million and $0.8 million during 2011 and 2012, respectively.

7. Restructuring Charge

        In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions.. This charge reflects the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. The liabilities related to the restructuring charge are included in other current liabilities and deferred rent and other non-current

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Restructuring Charge (Continued)

liabilities on the Company's consolidated balance sheets. The following table summarizes the activity in the liabilities related to the restructuring charge for the years ended December 31, 2011 and 2012.

(in thousands)	Lease costs, net of estimated sublease income	Other Costs	Total
2011 restructuring charge	$1,477	$72	$1,549
Cash payments	(217)	(3)	(220)
Non-cash charges and other	5	0	5

Remaining liability at December 31, 2011	1,265	69	1,334
Cash payments	(652)	(99)	(751)
Non-cash charges and other	—	22	22

Remaining liability at December 31, 2012	613	(8)	605

less: current portion			(305)

Long-term portion			$300

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets and Goodwill

        The following table presents the components of the Company's intangible assets as of December 31, 2011 and 2012:

	December 31,
			Weighted Average Useful Life (in years)
(in thousands)	2011	2012
Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(634)	(766)
Patents, net	420	288

Technological know-how	7,831	15,141	6.0
Less: accumulated amortization	(2,465)	(4,913)
Technological know-how, net	5,366	10,228

Customer relationships	23,550	37,358	8.7
Less: accumulated amortization	(7,236)	(10,793)
Customer relationships, net	16,314	26,565

Covenants not to compete	198	881	2.0
Less: accumulated amortization	(163)	(517)
Covenants not to compete, net	35	364

Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(118)	(293)
Strategic marketing agreement, net	6,085	5,910

Tradenames	335	843	3.9
Less: accumulated amortization	(2)	(196)
Tradenames, net	333	647

Trademarks	247	247	Indefinite

Intangible assets, net	$28,800	$44,249

        In June 2012, the Company converted certain channel customers to direct customers by purchase of the customer contracts from Insight Direct USA Inc., which continues as a referral partner rather than a channel partner, in exchange for consideration of $1.25 million, which has been paid. The Company has included the purchase of these customer contracts in customer relationships.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. Intangible Assets and Goodwill (Continued)

        The related amortization expense of intangible assets for 2010, 2011 and 2012 was $2.3 million, $3.0 million and $6.7 million, respectively. The Company's estimate of future amortization expense for acquired intangible assets that exist at December 31, 2012 is as follows:

(in thousands)
2013	$8,242
2014	7,354
2015	5,989
2016	5,727
2017	5,964
Thereafter	10,726

Total	$44,002

        The following table presents the changes in the carrying amounts of goodwill for the years ended December 31, 2011 and 2012.

(in thousands)	Carrying Amount
Balance at December 31, 2010	$17,636
HCL-EMS	2,243
Telwares	3,014
ProfitLine	13,373

Balance at December 31, 2011	$36,266
ProfitLine leasehold interest adjustment	428
Anomalous	4,477
ttMobiles	3,557
Symphony	20,936
Foreign exchange translation effect	161

Balance at December 31, 2012	$65,825

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt

        As of December 31, 2011 and 2012, borrowings outstanding included the following:

	December 31,
(in thousands)	2011	2012
HCL-EMS contingent consideration, net of unamortized discount of $210 and $12 at at December 31, 2011 and 2012, respectively. Payable in annual installments starting in 2012, as described below	$3,731	$2,046
Deferred Telwares purchase price, net of unamortized discount of $162 and $24 at December 31, 2011 and 2012, respectively. Payable in annual installments starting in March 2012, as described below	2,338	1,226
Deferred ProfitLine purchase price, net of unamortized discount of $318 and $62 at December 31, 2011 and 2012. Payable in annual installments starting in December 2012, as described below	8,682	4,438
Deferred Anomalous purchase price, net of unamortized discount of $1 at December 31, 2012. Payable in one installment in January 2013, as described below	—	978
Deferred ttMobiles purchase price, net of unamortized discount of $10 at December 31, 2012. Payable in one installment in February 2013, as described below	—	2,420
Deferred Symphony purchase price, net of unamortized discount of $128 at December 31, 2012. Payable as described below	—	10,662
Capital lease and other obligations	1,443	804

Total notes payable	$16,194	$22,574
Less current portion	$(7,904)	$(22,443)

Notes payable, less current portion	$8,290	$131

Line of Credit

        In October 2010, the Company negotiated a line of credit of up to $6.0 million based upon 80% of the Company's eligible accounts receivable with JP Morgan Chase Bank, N.A. The line of credit bears interest at the London Inter-Bank Offered Rate ("Libor") plus a 4.0% spread. On November 2, 2010, the Company borrowed $5.5 million of the line of credit. The Company used the proceeds to pay off the $5.0 million previously outstanding revolving line of credit and used $0.5 million for general corporate overhead purposes. In February 2011, the Company negotiated an increase in the line of credit of up to $8.0 million based upon 80% of the Company's eligible accounts receivable. In August 2011, upon the completion of the Company's initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the line of credit, including the outstanding principal of $5.5 million and unpaid accrued interest of $15,702. In October 2011, the Company renewed the line of credit for one year, with the line of credit maturing in October 2012. In January 2013, the Company renewed the line of credit, with the line maturing on October 2013. The line of credit has a financial covenant relative to minimum cash balance requirements, and is secured by all of the Company's tangible and intangible property.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

Term Loan

        In the first quarter of 2011, the Company borrowed $20.0 million pursuant to a new term loan with its existing bank in connection with the acquisitions of HCL-EMS and Telwares (the "New Term Loan"). The New Term Loan required interest-only payments through January 2012. Thereafter, monthly interest payments were to be accompanied by principal payments in the following amounts: (i) $350,000 commencing on February 1, 2012 through and including January 1, 2013; (ii) $400,000 from February 1, 2013 through and including January 1, 2014; (iii) $500,000 from February 1, 2014 through and including January 1, 2015; and (iv) $5,000,000 on February 1, 2015. The interest rate on the New Term Loan was base rate plus 6.25% payable monthly with an interest rate floor of 9.75%. The base rate was defined as the greater of (a) the highest prime rate in effect during the month or (b) the highest Libor rate in effect during such month plus 2.5% per annum or (c) the floor of 3.5% per annum. The Company also issued a warrant to purchase 625,000 shares of Series F redeemable convertible preferred stock ("Series F") to the bank at an exercise price of $1.1776 per share (equivalent to 177,456 shares of common stock at $4.1475 per share on a post-split, as converted-to-common basis). In August 2011, upon the completion of the Company's initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the New Term Loan, including the outstanding principal of $20.0 million, a loan prepayment fee of $0.4 million and unpaid accrued interest of $0.2 million. Upon the repayment of the New Term Loan, the remaining unamortized debt discount of approximately $0.6 million and debt issuance costs of $0.1 million were expensed.

Contingent HCL-EMS Consideration

        As described in Note 4, the purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date of January 25, 2011, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS Asset Purchase Agreement. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS. The only adjustments to the balance in 2012 were the accretion of imputed interest and the payment of the first year earn-out amount.

Deferred Telwares Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of Telwares includes deferred cash consideration. The deferred cash consideration includes payments of $1.25 million on March 16, 2012 and $1.25 million on March 16, 2013, subject to set-off rights of the Company with respect to indemnities given by Telwares under the Telwares APA. The Company paid the first installment of $1.25 million on March 16, 2012. The installment payable on March 16, 2013 was subject to a potential reduction of up to $0.5 million relating to the achievement of certain recurring revenue goals during the three months ended June 30, 2012. The Company and Telwares have agreed the amount of the reduction will be $350,000. No interest accrues on the deferred cash consideration;

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

however, the Company recorded imputed interest in the amount of $0.3 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The only adjustments to the balance in 2012 were the accretion of imputed interest and the payment of the first installment.

Deferred ProfitLine Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of ProfitLine includes deferred cash consideration. The deferred cash consideration includes payments of $9.0 million in installments of $4.5 million each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. The Company paid $4.1 million in December 2012, which included the first installment of $4.5 million less indemnity claims of $0.4 million. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company's weighted-average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company's cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $15.0 million at any time after payment of the first and before payment of the second $4.5 million installment of deferred consideration. The only adjustments to the balance in 2012 were the accretion of imputed interest and the payment of the first installment.

Deferred Anomalous Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of Anomalous included deferred cash consideration. The deferred cash consideration included a payment of $979,000 in cash on the first anniversary of the Anomalous Acquisition Date, subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement. The Company paid the $979,000 in January 2013. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $29,000 based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration was unsecured. The only adjustment to the balance in 2012 was the accretion of imputed interest.

Deferred ttMobiles Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of ttMobiles included deferred cash consideration. The Deferred Consideration included a payment of £1.5 million (or approximately $2.4 million) in cash payable on the first anniversary of the ttMobiles Acquisition Date. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.1 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration was unsecured. The Deferred Consideration was subject to set-off rights of the Company with respect to claims for breach of warranties and certain indemnities given by the former holders of the issued share capital of ttMobiles under the ttMobiles Purchase Agreement. Any breach claims and indemnities would be

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Debt (Continued)

subject to limitations, including a threshold, certain baskets, caps and limited survival periods. The only adjustment to the balance in 2012 was the accretion of imputed interest. The Company paid £1.5 million of deferred consideration in February 2013.

Deferred Symphony Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of the Symphony TEM Business includes deferred cash consideration. The deferred cash consideration includes payments of $4.4 million in cash payable on the six-month anniversary of the closing of the Symphony acquisition, which includes $2.5 million of consideration related to the Indian Purchase Agreement, and $6.4 million in cash payable on the twelve-month anniversary of closing of the Symphony Acquisition. In addition, the acquisition consideration included an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. The Company made the six-month anniversary payment of $4.4 million in February 2013. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. The full installment due on August 8, 2013 of approximately $6.4 million and amounts that potentially could become payable under the earn-out are subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement. Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement. Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods. The only adjustment to the balance in 2012 was the accretion of imputed interest.

10. Stockholders' Equity

        Common Stock—As of December 31, 2011 and 2012, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 33,152,592 and 37,613,327 were issued and outstanding, respectively.

        During the year ended December 31, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 4. Additionally, the Company issued 9,639 shares of its common stock to two of its officers as well as 1,021 shares of its common stock to a member of the Company's board of directors in payment of annual director fees, in each case under the Company's 2011 Stock Incentive Plan.

        In November 2012, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions. During 2012, the Company repurchased 357,751 shares of common stock at an average price per share of $12.29, for an aggregate purchase price of $4.4 million. Of the 357,751 shares purchased in 2012, all were repurchased into trades entered into in 2012, with trades for 216,551 shares settling and such shares being retired in December 2012, and the trades for the remaining 141,200 shares settling and such shares being retired in January 2013 as a result of the three trading day settlement convention.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

        Preferred Stock—As of December 31, 2011 and 2012, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding. On August 1, 2011, as a result of the Company's initial public offering the outstanding preferred stock was converted into 19,022,067 shares of common stock on a one-for-3.522 basis.

        The following table summarizes the number of shares of convertible preferred stock for the years ended December 31, 2010 and 2011 (in thousands):

	Balance as of December 31, 2010	Issued	Conversion of preferred stock into common stock	Balance as of December 31, 2011
Series A	1,928	—	(1,928)	—
Series B	8,395	—	(8,395)	—
Series C	4,100	12	(4,112)	—
Series D	2,962	—	(2,962)	—
Series D-1	4,236	—	(4,236)	—
Series E	10,811	—	(10,811)	—
Series F	10,190	—	(10,190)	—
Series 1	21,857	—	(21,857)	—
Series 2	2,505	—	(2,505)	—

	66,984	12	(66,996)	—

        The following table summarizes the preferred stock amounts for the years ended December 31, 2010 and 2011 (in thousands):

	Balance as of December 31, 2010	Preferred Dividends	Accretion of preferred stock	Cashless exercise	Conversion of preferred stock into common stock	Balance as of December 31, 2011
Series A	$366	$—	$—	$—	$(366)	$—
Series B	4,735	132	4	—	(4,871)	$—
Series C	2,495	75	—	5	(2,575)	$—
Series D	2,754	88	3	—	(2,845)	$—
Series D-1	3,755	126	4	—	(3,885)	$—
Series E	10,702	374	10	—	(11,086)	$—
Series F	14,259	560	16	—	(14,835)	$—
Series 1	20,132	720	—	—	(20,852)	$—
Series 2	2,609	93	—	—	(2,702)	$—

	$61,807	$2,168	$37	$5	$(64,017)	$—

        Investor Rights Agreements—Holders of a substantial portion of the Company's outstanding common stock and warrants to purchase common stock have rights to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company's Eighth Amended and Restated Investor Rights Agreement, as amended.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

  Warrants

        Common Stock Warrants—During the year ended December 31, 2012, warrant holders exercised warrants to purchase a total of 522,507 shares of common stock pursuant to a cashless exercise feature of these warrants. As a result of the cashless exercise, 398,060 shares of common stock were issued and 124,447 warrant shares were cancelled in lieu of payment of cash consideration to the Company. Additionally, warrant holders exercised warrants to purchase a total of 51,817 shares of common stock. The Company received proceeds of $93,000 related to these warrant exercises.

        On September 10, 2012, the Company issued a warrant to purchase 10,000 shares of its common stock at an exercise price of $14.02 to a consultant. The warrant vests over four years, subject to the continuous services of the consultant.

        During 2011, and following the completion of the Company's initial public offering, the Company has received cash proceeds of $0.2 million in the aggregate from the exercise of warrants to purchase a total of 50,196 shares of common stock at exercise prices ranging from $2.24 to $4.15 per share. In addition, warrant holders exercised warrants to purchase a total of 1,516,736 shares of common stock pursuant to a cashless exercise feature of these warrants. As a result of the cashless exercise, 931,896 shares of common stock were issued and 584,840 warrant shares were cancelled in lieu of payment of cash consideration to the Company.

        On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. ("Dell") in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of December 31, 2012, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

        On October 9, 2009, the Company issued a warrant to purchase up to 3,198,402 shares of its common stock to International Business Machines Corporation ("IBM") in connection with the entry of the Company and IBM into a five-year strategic relationship agreement. Under the terms of the warrant, 890,277 shares of common stock were vested and exercisable immediately upon execution of the agreement. Up to an additional 2,308,125 shares of common stock were to become exercisable upon the achievement of certain billing thresholds over a three-year period. The warrant was exercisable at $4.148 per share. (Certain terms of this warrant were amended on June 8, 2011, as described in the paragraph below). The Company valued the initial 890,277 shares of common stock exercisable under the warrant at $1.7 million using the Black-Scholes valuation model at the time of the signing of the agreement. The Black-Scholes valuation assumptions included an expected term of seven years, volatility of 67.77% and a risk free interest rate of 2.93%. The Company recorded the $1.7 million value of the initial 890,277 shares of common stock as an increase to warrants for common

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

stock and an increase to other non-current assets on the Company's consolidated balance sheet. During the three months ended December 31, 2009, the Company determined that it was probable that IBM would reach certain of the billing thresholds to have an additional 947,103 shares of common stock become exercisable. The additional shares of common stock exercisable under the warrant were valued at $1.4 million using the Black-Scholes valuation model at the time the Company determined it was probable they would reach the billing thresholds. The Black-Scholes valuation assumptions included an expected term of 5.8 years, volatility of 61.15% and a risk free interest rate of 2.28%. The Company recorded the value of the additional shares of common stock to intangible assets and non-current liabilities. In December 2010, the Company reviewed the actual billings to date related to the strategic relationship agreement and determined it was probable IBM would reach the billing thresholds to earn 624,755 shares of the additional 947,103 shares of common stock accrued. The Company reversed $920,000 of market value related to the 322,348 shares of common stock no longer deemed probable of being earned.

        On June 8, 2011, certain terms of the common stock warrant described above were amended by the Company and IBM. Under the terms of the amended warrant agreement, an additional 624,755 shares of common stock were vested and exercisable immediately (in addition to the 890,277 shares previously vested and exercisable), the additional warrant shares that could be earned were reduced from 2,308,125 to 651,626 shares of common stock, and the methodology for earning the additional warrant shares was revised to be based on specified new contractual revenue commitments from IBM that could occur between June 8, 2011 and June 30, 2012. Based on this amendment, the maximum number of warrant shares (issued and issuable) to IBM was reduced from 3,198,402 to 2,166,658 shares of common stock. The fair value of the 624,755 warrant shares vested as a result of this amendment was determined to be $4.5 million using the Black-Scholes valuation model at the time of the amendment. The Black-Scholes valuation assumptions included an expected term of 5.3 years, volatility of 59.58% and a risk free interest rate of 1.64%. The Company recorded these vested warrant shares as an increase to warrants for common stock, reversed the non-current liability associated with the previous accrual for these warrant shares, and the difference was added to intangible assets and is being amortized in proportion to the expected revenue over the remainder of the original ten-year period noted below. On August 30, 2011, the Company issued 930,511 shares of its common stock to IBM upon the exercise by IBM of this warrant, pursuant to a cashless exercise feature. As a result of the cashless exercise, 584,521 warrant shares were cancelled in lieu of the payment of cash consideration to the Company. As of June 30, 2012, the vesting terms of the amended warrant agreement between the Company and IBM expired with IBM earning no additional warrant shares. As a result, no further warrant shares are issuable under this warrant agreement.

        The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the years ended December 31, 2010, 2011 and 2012, the Company recorded $26,086, $91,806 and $174,451, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value was marked to market on a quarterly basis until the warrant shares were earned and vested or expired unearned and unvested. The net value of the IBM warrant share intangible assets was $6.1 million and $5.9 million as of December 31, 2011 and 2012, respectively.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

  Preferred Stock Warrants

        On January 21, 2011, in connection with the New Term Loan, as further described in Note 9, the Company issued a warrant to purchase 625,000 shares of Series F to the bank at an exercise price of $1.1776 per share (the "Series F Warrant 1"). The Series F Warrant 1 is exercisable for a period of seven years from the date of issuance and was valued at its fair market value on the date of issuance, which was determined to be $735,628. The fair market value of the Series F Warrant 1 was recorded as an increase to Warrants for Redeemable Convertible Preferred Stock and to debt discount and each reporting period the carrying value of the warrant was adjusted to its then-current fair value, with any resulting gain or loss reflected in the statement of operations as a component of "Increase in fair value of warrants for redeemable convertible preferred stock." During the year ended December 31, 2011, $33,617 of interest expense was recorded related to the debt discount.

        On August 1, 2011, as a result of the Company's initial public offering, all of the Company's redeemable convertible preferred stock warrants automatically converted into common stock warrants on a 1-for-3.522 basis, resulting in warrants exercisable for 561,203 shares of common stock.

        A summary of warrants to purchase common stock and redeemable convertible preferred stock issued and exercised during the years ended December 31, 2010, 2011 and 2012 is presented below:

	Redeemable Convertible Preferred Stock Warrants
	As issued	As-converted to common basis(1)	Common Stock Warrants	Total, as converted to Common basis(1)
Outstanding at December 31, 2009	1,429,083	405,759	970,915	1,376,674
Exercised	(62,526)	(17,753)	—	(17,753)

Outstanding at December 31, 2010	1,366,557	388,006	970,915	1,358,921
Exercised	(15,000)	(4,259)	(982,092)	(986,351)
Issued	625,000	177,456	624,755	802,211
Cancelled	—	—	(584,840)	(584,840)
Converted to Common Stock Warrants	(1,976,557)	(561,203)	561,203	—

Outstanding at December 31, 2011	—	—	589,941	589,941
Exercised	—	—	(449,877)	(449,877)
Issued	—	—	10,000	10,000
Cancelled	—	—	(124,447)	(124,447)

Outstanding at December 31, 2012	—	—	25,617	25,617

Weighted average exercise price	$—	$—	$6.90	$6.90

(1)
Reflects the equivalent number of common shares and exercise price, as if such preferred warrants were converted into warrants for common shares.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

        The fair value of the warrants for redeemable convertible preferred stock was determined using the Black-Scholes valuation model with the following assumptions:

	2010	2011
Expected dividend yield	0%	0%
Risk-free interest rate	.12% to 1.80%	.30% to 2.84%
Expected term (in years)	0.2 - 4.6 years	1.0 - 6.6 years
Expected volatility	61.15%	60.07%

        Stock Options—As of December 31, 2012, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the "Employee Plan"), the Executive Stock Option/Stock Issuance Plan (the "Executive Plan"), the 2005 Stock Incentive Plan (the "2005 Plan"), the Traq Amended and Restated 1999 Stock Plan (the "1999 Plan") and the 2011 Stock Incentive Plan (the "2011 Plan"). The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

        Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the "Plans"), the exercise price of each option is determined by the Company's board of directors or by a committee appointed by the board of directors. Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the year ended December 31, 2012, the Company's board of directors granted options to purchase an aggregate of 2,326,500 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $15.83 per share.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

        A summary of the status of stock options issued pursuant to the Plans during the years ended December 31, 2010, 2011 and 2012 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding at December 31, 2009	4,661,399	$1.20
Granted	1,565,575	$4.72
Forfeited	(221,384)	$2.56
Exercised	(326,587)	$0.92

Outstanding at December 31, 2010	5,679,003	$2.14
Granted	2,061,377	$6.60
Forfeited	(69,343)	$4.52
Exercised	(1,000,702)	$1.40

Outstanding at December 31, 2011	6,670,335	$3.60	7.3
Granted	2,326,500	$15.83
Forfeited	(282,909)	$8.67
Exercised	(1,859,557)	$2.19

Outstanding at December 31, 2012	6,854,369	$7.92	7.5
Exercisable at end of the period	3,226,280	$3.23	6.2

Available for future grants at December 31, 2012	1,067,057

        The intrinsic values of options outstanding, vested and exercised during the years ended December 31, 2010, 2011 and 2012 were as follows:

	2010		2011		2012
	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value
Outstanding	5,679,003	$20,279,034	6,670,335	$78,699,148	6,854,369	$35,977,101
Vested	3,234,659	$15,101,251	3,533,766	$48,073,129	3,226,280	$27,902,361
Exercised	326,587	$1,241,376	1,000,702	$9,930,497	1,859,557	$29,851,276

        During the year ended December 31, 2012, employees of the Company exercised options to purchase a total of 1,859,557 shares of common stock at exercise prices ranging from $0.25 to $9.83 per share. Proceeds from the stock option exercises totaled $4.1 million.

        During the year ended December 31, 2011, employees of the Company exercised options to purchase a total of 1,000,702 shares of common stock at exercise prices ranging from $0.25 to $9.83 per share. Proceeds from the stock option exercises totaled $1.4 million.

        Restricted Stock Units—During the year ended December 31, 2012, the Company issued 223,814 restricted stock units to certain employees under the provisions of the 2011 Plan. These grants of restricted stock units had an aggregate fair value of $3.9 million. The value of a restricted stock unit award is determined based on the closing price of the Company's stock price at the date of grant. A

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

restricted stock unit award entitles the holder to receive shares of the Company's common stock as the award vests. The restricted stock units vest over periods that range from 2 to 4 years. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

        For the year ended December 31, 2012, the Company recorded stock-based compensation expenses of $0.8 million related to restricted stock unit awards.

        As of December 31, 2012, there was $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

        A summary of the status of restricted stock units issued pursuant to the 2011 Plan during the year ended December 31, 2012 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value
Outstanding at beginning of the year	—	$—
Granted	223,814	$17.30
Forfeited	(2,500)	$20.35

Outstanding at December 31, 2012	221,314	$17.27

Exercisable at end of the period	—	$—

        In accordance with Accounting Standards Classification ("ASC") 718, Share Based Payment ("ASC 718"), total compensation expense for stock-based compensation awards was $1.9 million, $4.0 million and $9.2 million for the years ended December 31, 2010, 2011 and 2012, respectively, which is included on the accompanying consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2010	2011	2012
Cost of goods sold	$323	$669	$1,347
Sales and marketing expenses	425	1,201	2,133
General and administrative expenses	1,032	1,934	5,105
Research and development	148	176	580

Total stock-based employee compensation	$1,928	$3,980	$9,165

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Stockholders' Equity (Continued)

        Stock-based compensation expense for the equity awards outstanding as of December 31, 2012 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2013	$8,848
2014	7,119
2015	5,192
2016	1,166

$22,325

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

        The fair value of the options granted during 2010, 2011 and 2012 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

	2010	2011	2012
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.80% to 2.87%	1.25% to 2.6%	0.79% to 1.16%
Expected term (in years)	5.5 - 6.1 years	5.5 - 6.2 years	5.5 - 6.1 years
Expected volatility	62.51% - 64.67%	59.74% - 60.88%	58.09% - 59.92%

        Based on the above assumptions, the weighted-average fair value per share of stock options granted during the years ended December 31, 2010, 2011 and 2012 was approximately $2.87, $3.96 and $8.50, respectively.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes

        The components of (loss) income before income taxes for the years ended December 31, 2010, 2011, and 2012 are as follows:

	Years Ended December 31,
	2010	2011	2012
Domestic	$(1,054)	$(683)	$3,959
Foreign	(404)	(1,738)	(441)

(Loss) income before income tax provision	$(1,458)	$(2,421)	$3,518

        The provision for income tax expense for the years ended December 31, 2010, 2011 and 2012 consists of the following components:

	2010	2011	2012
Current tax provision:
Federal	$34	$—	$—
State	70	229	330
Foreign	—	—	(33)

Total current expense	104	229	297

Deferred tax provision:
Federal	$175	$282	$458
State	15	23	40
Foreign	—	—	(315)

Total deferred expense	190	305	183

Total income tax provision	$294	$534	$480

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        Income taxes related to the Company's income (loss) from operations differ from the amount computed using the federal statutory income tax rate as follows:

	2010	2011	2012
Tax (benefit) provision computed at the federal statutory rate	$(510)	$(847)	$1,231
Increase in fair value of warrants for redeemable convertible preferred stock	309	699	—
Foreign operating losses	141	174	—
Foreign tax rate differential	—	—	(127)
Tax benefit of exercised stock options and warrants	9	(3,375)	(9,996)
Research and development tax credits	(1,220)	(507)	(205)
Adjustment to prior year deferred and other	(266)	449	(1,439)
Change in valuation allowance	1,537	3,407	10,302
Taxable goodwill	190	305	499
State income taxes	70	229	215
Federal alternative minimum tax	34	—	—

Provision for income taxes	$294	$534	$480

        The provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to the loss before income taxes because the Company has historically maintained a full valuation allowance on its deferred tax assets, as described more fully below, as well as differences in the tax-deductibility of certain items for income tax purposes as compared to the amounts that have been or will be expensed in the Company's Consolidated Statement of Operations, including certain stock warrant and stock option exercises, the increase in fair value of warrants for redeemable convertible preferred stock, foreign tax rate differentials, taxable goodwill and state income taxes.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

        As of December 31, 2011 and 2012, the Company's deferred tax assets (liabilities) were as follows (in thousands):

	2011	2012
Deferred tax assets:
Net operating losses	$30,410	$37,353
Unused research and development credits	3,026	3,318
Deferred revenue	1,263	743
Stock-based compensation	1,119	2,937
Accrued expenses	701	441
Deferred rent	164	198
Fixed Assets	—	108
Acquisition-related expenses	99	61
Allowance for doubtful accounts	99	194
Alternative Minimum Tax credit available	34	34
Other	31	85
Less: valuation allowance	(30,097)	(40,399)

	$6,849	$5,073
Deferred tax liabilities:
Intangible assets	(7,314)	(7,676)
Fixed assets	(119)	—
Other	(163)	(102)

Net deferred tax liability	$(747)	$(2,705)

        The Company recorded no federal income tax provision in 2011 and 2012 due to taxable losses incurred primarily as a result of tax deductions for stock options and stock warrants. State income taxes have resulted primarily from taxes on capital and other minimum taxes imposed by the various states in which the Company operates.

        Prior to 2012, there were no foreign income taxes due to taxable losses incurred by the foreign entities. During the year ended December 31, 2012, the Company recognized a current foreign tax benefit attributable to anticipated refundable foreign R&D tax credits which exceeded other foreign income taxes incurred for the year.

        The Company recorded a deferred income tax provision of $0.2 million, $0.3 million and $0.2 million in the years ended December 31, 2010, 2011, and 2012 respectively, related to the different book and tax treatment for goodwill and other intangible assets. For tax purposes, certain goodwill and intangible assets are subject to different amortization allowances for book and tax purposes. The deferred tax liability of approximately $0.7 million and $2.7 million at December 31, 2011 and 2012, respectively, is included in the Company's consolidated balance sheets within other long-term liabilities.

        The Company has provided a valuation allowance for the full amount of its deferred tax assets at December 31, 2011 and 2012, as it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The increase in the valuation allowance of $9.7 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010, is primarily attributable to increases in net operating loss

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Income Taxes (Continued)

carryforwards, stock-based compensation, and deferred tax assets associated with deferred revenue and accrued expenses, partially offset by the deferred tax liabilities associated with the amortization of intangible assets. The increase in the valuation allowance of $10.3 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011, is primarily attributable to increases in net operating loss carryforwards and deferred tax assets associated with stock-based compensation, partially offset by the deferred tax liabilities associated with the amortization of intangible assets and stock warrants.

        As of December 31, 2012, the Company had federal net operating loss carryforwards of approximately $98 million, which if unused, expire from 2020 to 2032. The Company also has federal research and development credit carryforwards of approximately $3 million at December 31, 2012, which are available to offset future federal tax liabilities.

        Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the net operating loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the net operating loss carryforwards that the Company may utilize in any one year may be limited. The Company has completed several financings since its inception, which, when combined with the purchasing stockholders' subsequent disposition, have resulted in a change in control as defined by Section 382, or could result in a change in control in the future. In addition, the net operating loss carryforwards assumed from acquisition of ProfitLine are subject to the provisions of Section 382. In aggregate, approximately $65 million of the Company's $98 million net operating loss carryforwards are available to offset future taxable income as of December 31, 2012, and the remaining $33 million will become available in prescribed increments in each future year through December 31, 2031.

        The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2009 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2011 and 2012, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2010, 2011 and 2012, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2011 or 2012.

        Pursuant to ASC 740-30-25, provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. The Company plans to utilize undistributed earnings to finance expansion and operating requirements of subsidiaries outside of the United States. Such earnings will be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or U.S. affiliates, or if the Company should sell or dispose of its stock in the foreign subsidiaries.

TANGOE, INC.

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

        The following table discloses the assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2011 and the basis for that measurement:

	Fair Value Measurement at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,094	$28,094	$—	$—
Contingent HCL-EMS acquisition consideration	2,046	—	—	2,046

	$30,140	$28,094	$—	$2,046

	Fair Value Measurement at December 31, 2011
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$30,031	$30,031	$—	$—
Contingent HCL-EMS acquisition consideration	3,731	—	—	3,731

	$33,762	$30,031	$—	$3,731

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Fair Value Measurement (Continued)

        The changes in the fair value of the Level 3 liability are as follows

	Contingent HCL-EMS acquisition consideration
	Years Ended December 31,
(in thousands)	2011	2012
Balance, Beginning of Period	$—	$3,731
Acquisition of HCL-EMS	3,390	—
Cash payments	—	(1,882)
Imputed interest	341	197

Balance, End of Period	$3,731	$2,046

        The Company's investment in overnight money market institutional funds, which amounted to $28.1 million and $30.0 million at December 31, 2012 and 2011, respectively, is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

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

        The acquisition of HCL-EMS includes a contingent consideration agreement that required additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired. The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions included (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of December 31, 2012, the only adjustments to the balance in 2012 were the accretion of imputed interest and the payment of the first year earn-out amount.

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Supplemental Cash Flow Information

        Information about other cash flow activities during the years ended December 31, 2010, 2011 and 2012 are as follows:

(in thousands)	2010	2011	2012
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$2,045	$1,620	$127
Income tax payments	$88	$259	$284
State income tax credits (redeemed for cash)	$(43)	$(37)	$—
NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$—	$3,390	$—
Deferred purchase price in connection with Telwares acquisition	$—	$2,155	$—
Deferred purchase price in connection with ProfitLine acquisition	$—	$8,674	$—
Deferred purchase price in connection with Anomalous acquisition	$—	$—	$950
Deferred purchase price in connection with ttMobiles acquisition	$—	$—	$2,315
Deferred purchase price in connection with Symphony acquisition	$—	$—	$10,942
Preferred stock dividends and accretion	$3,779	$2,205	$—
Issuance of warrants in connection with notes payable and marketing agreement	$1,244	$2,598	$—
Computer, furniture and equipment acquired with capital lease	$758	$746	$—
Unpaid deferred IPO costs	$273	$—	$—
Conversion of warrants for redeemable convertible preferred stock and preferred stock warrants	$—	$64,017	$—
Issuance of common stock in payment of board of directors fees	$—	$—	$21
Cashless exercise of warrants	$58	$19	$—
Repurchase of common stock settled in January 2013	$—	$—	$1,696

14. Commitments and Contingencies

        During the normal course of business, the Company becomes involved in various routine legal proceedings including issues pertaining to patent infringement, customer disputes, employee matters and acquisition-related post-closing disputes. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

        The Company has entered into non-cancellable operating leases for the rental of office space in various locations which expire between 2013 and 2018. Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet. The Company also has entered into agreements with third-party hosting facilities, which expire between 2013 and 2015.

        The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases. In June 2012, the Company signed a lease addendum for additional gross rental office space at its office in the Netherlands. In September 2012, the Company signed a lease addendum for additional gross rental office space at its office in China. All future minimum rental payments for these addendums have been included in the schedule below. Additionally, the Company has entered into several operating leases for various office equipment items, which expire between March 2013 and July 2015.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Commitments and Contingencies (Continued)

        As of December 31, 2012, the Company's obligation for future minimum rental payments related to these leases is as follows:

(in thousands)	Operating Leases	Capital Leases
2013	6,827	711
2014	6,318	133
2015	4,560	—
2016	2,180	—
2017	747	—
thereafter	331	—

Total future minimum lease obligations	$20,963	$844

Less: amount representing interest		(40)

Present value of minimum lease obligations		$804

        Rent expense, included in general and administrative expense, was approximately $1.7 million, $3.6 million and $5.0 million for the years ended December 31, 2010, 2011 and 2012, respectively.

15. 401(k) Savings Plans

        Effective January 2004, the Company adopted a defined contribution 401(k) savings plan (the "Plan") for substantially all of its employees. The Company's contributions to the Plan are discretionary. The Company matched a range of 5% to 10% of employees' contributions in 2010, 2011 and 2012. The cost of contributions made by the Company to the plan was $90,000, $124,200 and $169,000 for the years ended December 31, 2010, 2011 and 2012, respectively.

16. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions and Write-offs	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2010	$465	207	427	$245

Year ended December 31, 2011	$245	23	166	$102

Year ended December 31, 2012	$102	96	—	$198

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

  Management's Annual Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, a company's principal executive and principal financial officers, or persons performing similar functions, and effected by a company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of a company's assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that a company's receipts and expenditures are being made only in accordance with authorizations of the company's management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

        Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective based on those criteria.

        We acquired Anomalous Networks Inc. in January 2012, ttMobiles Limited in February 2012 and substantially all of the assets of the telecommunications expense management division of Symphony Teleca Services, Inc. in August 2012. Our management has excluded the operations of these businesses from its evaluation of, and conclusion on, the effectiveness of our internal control over financial reporting as of December 31, 2012. These businesses represent in the aggregate 5.6% and 10.1% of our total assets and revenues, respectively, as of December 31, 2012. Our management plans to fully integrate the operations of these businesses into its assessment of the effectiveness of our internal control over financial reporting in 2013.

        The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, our independent registered public accounting firm, which is stated in their report included in Part II, Item 8 of this Annual Report.

  Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tangoe, Inc.
Orange, Connecticut

        We have audited Tangoe, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tangoe, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Item 9A., Management's Annual Report on Internal Control over Financial Reporting." Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying "Item 9A, Management's Annual Report on Internal Control over Financial Reporting," management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Anomalous Networks, Inc., ttMobiles Limited and the telecommunications expense management division of Symphony Teleca Services, Inc., which were acquired on January 10, 2012, February 21, 2012, and August 8, 2012, respectively, and which are included in the consolidated balance sheets of Tangoe, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' (deficit) equity and cash flows for the year then ended. These businesses constituted in the aggregate 5.6% and 10.1% of the Company's total assets and revenues, respectively, as of December 31, 2012. Management did not assess the effectiveness of internal control over financial reporting of these businesses because of the timing of the acquisitions which were completed on January 10, 2012, February 21, 2012, and August 8, 2012. Our audit of internal control over financial reporting of Tangoe, Inc. also did not include an evaluation of the internal control over financial reporting of Anomalous Networks, Inc., ttMobiles Limited and Symphony Teleca Services, Inc.

        In our opinion, Tangoe, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tangoe, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 18, 2013 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

New York, New York
March 18, 2013

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be included under the captions "Our Named Executive Officers," "Board Processes—Director Nomination Process," "Board Policies," "Board Meetings and Attendance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 will be included under the captions "Board Processes—Executive and Director Compensation Processes," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Option Exercises and Stock Vested Table," "Employment Agreements and Severance Agreements with Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Our Equity Compensation Plans" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 will be included, as applicable, under the captions "Employment Agreements and Severance Agreements with Executive Officers," "Our Board of Directors—Board Determination of Independence" and "Board Policies—Related Person Transactions" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 will be included under the captions "Audit Fees and Services" and "Policy for Approval of Services" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

TANGOE, INC.
March 18, 2013	By:	/s/ Albert R. Subbloie, Jr. Albert R. Subbloie, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Albert R. Subbloie, Jr. Albert R. Subbloie, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 18, 2013
/s/ Gary R. Martino Gary R. Martino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2013
/s/ David M. Coit David M. Coit	Director	March 18, 2013
/s/ Gary P. Golding Gary P. Golding	Director	March 18, 2013
/s/ Ronald W. Kaiser Ronald W. Kaiser	Director	March 18, 2013
/s/ Jackie R. Kimzey Jackie R. Kimzey	Director	March 18, 2013
/s/ Gerald G. Kokos Gerald G. Kokos	Director	March 18, 2013
/s/ Richard S. Pontin Richard S. Pontin	Director	March 18, 2013
/s/ Noah J. Walley Noah J. Walley	Director	March 18, 2013

EXHIBIT INDEX

Exhibit Number		Description
2.1		Asset Purchase Agreement, dated as of December 21, 2010, by and between the Registrant and HCL Expense Management Services Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

2.2		Asset Purchase Agreement, dated as of March 16, 2011, by and among the Registrant, Telwares, Inc. and Vercuity Solutions, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 1, 2011)

2.3		Agreement and Plan of Merger, dated as of December 19, 2011, by and among Tangoe, Inc., Snow Acquisition Sub, Inc., ProfitLine, Inc. and Doug Carlisle, solely in his capacity as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on December 19, 2011)

2.4		Share Purchase Agreement, dated as of January 10, 2012, by and among Tangoe, Inc., Anomalous Networks Inc. and the shareholders of Anomalous Networks Inc. named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on January 10, 2012)

2.5		Asset Purchase Agreement, dated as of August 8, 2012, by and among Tangoe, Inc. and Symphony Teleca Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 8, 2012)

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

10.1	#	Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.2	#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.3	#	Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.4	#	Form of Stock Award Option Agreement under the Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number		Description
10.5	#	Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.6	#	Form of Stock Option Award Agreement under the Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.7	#	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.8	#	Form of Stock Option Award Agreement under the 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.9	#	2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to Amendment No. 8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 20, 2011)

10.10	#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.11	#	Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.12		Eighth Amended and Restated Investor Rights Agreement, dated as of July 28, 2008, by and among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.13		Form of Warrant to Purchase Stock, issued May 23, 2006 to Rae Ko Fairfield, Christopher T. Fraser, Gary Martino and Denise S. Nesi (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.14		Form of Warrant to Purchase Stock, issued June 30, 2009 to Christopher T. Fraser and Denise Nesi (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.15		Lease of Improved Property, dated May 15, 2005, by and between the Registrant and Baker Properties Limited Partnership (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.16		Loan and Security Agreement, dated March 9, 2007, by and between the Registrant, Traq Wireless, Inc. and ORIX Venture Finance LLC, as amended (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

Exhibit Number		Description
10.17	#	Form of Indemnification Agreement between the Registrant and each of David M. Coit, Gary P. Golding, Jackie R. Kimzey, Gerald G. Kokos and Noah J. Walley (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.18	#	Form of Indemnification Agreement between the Registrant and each of Ronald W. Kaiser, Richard S. Pontin and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.19	+	Warrant to Purchase Common Stock, issued March 22, 2011 to Dell Products L.P. (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

10.20		Advised Line of Credit Note, issued September 28, 2011 to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)

10.21	#	Form of Indemnification Agreement between the Registrant and each of Charles D. Gamble, Gary R. Martino, Albert M. Rossini and Scott E. Snyder (incorporated by reference to Exhibit 10.37 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 10, 2011)

10.22	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.38 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.23	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Gary R. Martino (incorporated by reference to Exhibit 10.39 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.24	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert M. Rossini (incorporated by reference to Exhibit 10.40 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.25	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Charles D. Gamble (incorporated by reference to Exhibit 10.41 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.26	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Scott E. Snyder (incorporated by reference to Exhibit 10.42 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.27	#	Separation Agreement and General Release, dated December 5, 2011, by and between the Registrant and Albert M. Rossini (incorporated by reference to Exhibit 10.43 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)

10.28	*#	Summary of Compensation Arrangements for Named Executive Officers and Directors

Exhibit Number		Description
10.29	#	Form of Restricted Stock Unit Agreement with Time-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

10.30	#	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP

31.1	*	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*†	XBRL Instance Document

101.SCH	*†	XBRL Taxonomy Extension Schema Document

101.CAL	*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*†	XBRL Taxonomy Extension Presentation Linkbase Document

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