Form 10-Q
period 2013-03-31
TANGOE INC
filed 2013-05-10
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-35247

TANGOE, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-1571143
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

35 Executive Blvd. Orange, Connecticut	06477
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 37,311,323 shares of our common stock outstanding on May 3, 2013.

PRELIMINARY NOTES

When we use the terms “Tangoe,” the “Company,” “we,” “us” and “our,” we mean Tangoe, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

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

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. The important factors discussed below under Part II “Other Information”, Item 1A. “Risk Factors”, among others, could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures or investments we may make.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	March 31,
	2012	2013
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,211	$43,554
Accounts receivable, less allowances of $198 and $192, respectively	38,309	37,785
Prepaid expenses and other current assets	3,384	3,591
Total current assets	91,904	84,930

COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,999	3,762

OTHER ASSETS:
Intangible assets-net	44,249	41,918
Goodwill	65,825	65,505
Security deposits and other non-current assets	1,291	1,196
TOTAL ASSETS	$207,268	$197,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,128	$10,626
Accrued expenses	12,035	8,045
Deferred revenue-current portion	9,648	9,032
Notes payable-current portion	22,443	13,112
Other current liabilities	305	305
Total current liabilities	53,559	41,120

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	3,543	3,542
Deferred revenue-less current portion	1,415	1,751
Notes payable-less current portion	131	53
Total liabilities	58,648	46,466

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2012 and March 31, 2013; 37,613,327 and 37,508,169 shares issued and outstanding as of December 31, 2012 and March 31, 2013, respectively	4	4
Additional paid-in capital	191,581	193,448
Warrants for common stock	10,610	10,610
Accumulated deficit	(53,757)	(52,632)
Other comprehensive gain (loss)	182	(585)
Total stockholders’ equity	148,620	150,845
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,268	$197,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2013

Revenue:
Recurring technology and services	$30,756	$40,048
Strategic consulting, software licenses and other	3,391	4,812
Total revenue	34,147	44,860

Cost of revenue:
Recurring technology and services	14,316	18,755
Strategic consulting, software licenses and other	1,458	2,061
Total cost of revenue	15,774	20,816

Gross profit	18,373	24,044

Operating expenses:
Sales and marketing	5,544	7,392
General and administrative	6,701	8,127
Research and development	3,689	4,945
Depreciation and amortization	1,875	2,489
Restructuring charge	—	155
Income from operations	564	936

Other income (expense), net
Interest expense	(235)	(162)
Interest income	17	19
Other income	—	563
Income before income tax provision	346	1,356
Income tax provision	154	231
Net income	$192	$1,125

Income per common share:
Basic	$0.01	$0.03
Diluted	$0.00	$0.03

Weighted average number of common shares:
Basic	33,826	37,547
Diluted	39,431	40,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	For the Three Months ended
	March 31,
	2012	2013

Net income	192	1,125
Foreign currency translation adjustment	(23)	(767)
Total	$169	$358

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2013

(in thousands, except share amounts)

	Common Stock		Additional	Common		Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders
	Shares	Amount	Capital	Warrants	Deficit	Income (loss)	Equity
Balance December 31, 2012	37,480,710	$4	$191,581	$10,610	$(53,757)	$182	$148,620
Net income	—	—	—	—	1,125	—	1,125
Foreign currency translation adjustment	—	—	—	—	—	(767)	(767)
Issuance of shares to certain employees	5,991	—	90	—	—	—	90
Issuance of shares from exercise of stock options	100,671	—	300	—	—	—	300
Issuance of shares from exercise of stock warrants	2,840	—	6	—	—	—	6
Issuance of shares from vesting of restricted stock units	37,957	—	—	—	—	—	—
Repurchase of common stock	(120,000)	—	(1,538)	—	—	—	(1,538)
Stock-based compensation	—	—	3,009	—	—	—	3,009
Balance March 31, 2013	37,508,169	$4	$193,448	$10,610	$(52,632)	$(585)	$150,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2012	2013
Operating activities:
Net income	$192	$1,125
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	191	136
Amortization of leasehold interest	(24)	(24)
Depreciation and amortization	1,875	2,489
Increase (decrease) in deferred rent liability	43	(15)
Amortization of marketing agreement intangible assets	32	55
Allowance for doubful accounts	—	23
Deferred income taxes	6	111
Stock based compensation	1,624	3,099
Foreign exchange adjustment	—	(138)
Decrease in fair value of contingent consideration	—	(517)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	190	452
Prepaid expenses and other assets	—	(198)
Other assets	10	35
Accounts payable	928	1,529
Accrued expenses	(1,112)	(2,052)
Deferred revenue	(426)	(268)
Net cash provided by operating activities	3,529	5,842
Investing activities:
Purchases of computers, furniture and equipment	(426)	(273)
Cash paid in connection with acquisitions, net of cash received	(8,577)	(8,789)
Net cash used in investing activities	(9,003)	(9,062)
Financing activities:
Repayment of debt	(1,544)	(307)
Proceeds from repayment of notes receivable	70	—
Repurchase of common stock	—	(3,235)
Proceeds from exercise of stock options and stock warrants	1,396	306
Net cash used in financing activities	(78)	(3,236)

Effect of exchange rate on cash	11	(201)

Net decrease in cash and cash equivalents	(5,541)	(6,657)
Cash and cash equivalents, beginning of period	43,407	50,211
Cash and cash equivalents, end of period	$37,866	$43,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

1.                   Organization, Description of Business

Nature of Operations

Tangoe, Inc. (the “Company”), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides communications lifecycle management software and related services to a wide range of enterprises, including large and medium-sized businesses and other organizations. Communications lifecycle management encompasses the entire lifecycle of an enterprise’s communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunications expense management, invoice processing, expense allocation and accounting and asset decommissioning and disposal. The Company’s Communications Management Platform is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. The Company’s customers can also engage the Company through its client services group to manage their communications assets and services through its Communications Management Platform.

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

The Company’s common stock is traded on the NASDAQ Global Select Market.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the Securities Exchange Commission (“SEC”) on March 18, 2013 (the “2012 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2012 included in the 2012 Form 10-K.  Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

2.                    Business Combinations

Anomalous Networks, Inc.

On January 10, 2012 (the “Anomalous Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Anomalous Purchase Agreement”) with Anomalous Networks Inc., a corporation incorporated under the laws of Canada (“Anomalous”), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the “Anomalous Share Purchase”). This acquisition reflects the Company’s strategy to broaden its suite of offerings and to provide real-time telecommunication expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) $979,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company’s common stock and (iv) 132,617 unvested and unregistered shares of the Company’s common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. The Company paid the full $979,000 of deferred cash consideration in January 2013.  In March 2013, the 132,617 unvested and unregistered shares of the Company’s common stock were cancelled and retired.

Anomalous Purchase Price Allocation

The allocation of the total purchase price of Anomalous’ net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of January 10, 2012. In accordance with Accounting Standards Classification (“ASC”)  805, Business Combinations, the Company valued the 165,775 of unregistered shares of common stock by using the closing price of the Company’s common stock on the NASDAQ Global Market on the acquisition date and applying a 20% marketability discount to the fair value of the unregistered shares.  The marketability discount was applied since the unregistered shares were subject to a lock-up period of one year.  The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

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

ttMobiles Limited

On February 21, 2012 (the “ttMobiles Acquisition Date”), the Company entered into a Share Purchase Agreement (the “ttMobiles Purchase Agreement”), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England (“ttMobiles”), under which the Company agreed to purchase all of the issued share capital of ttMobiles (the “ttMobiles Share Purchase”). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4.0 million in cash paid at the closing, and (ii) £1.5 million in cash payable on the first anniversary of the closing (the “Deferred Consideration”).  The Company paid the £1.5 million of Deferred Consideration in February 2013.

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

Symphony Teleca Services, Inc.

On August 8, 2012, the Company entered into an Asset Purchase Agreement (the “Symphony Purchase Agreement”) with Symphony Teleca Services, Inc., a Delaware corporation (“Symphony”), under which the parties agreed to the purchase by the Company of Symphony’s telecommunications expense management business (the “TEM Business”) through an asset purchase (the “Symphony Acquisition”).  As part of the Symphony Acquisition and also on August 8, 2012, a newly formed subsidiary of the Company, Tangoe India Softek Services Private Limited, an Indian private limited company (“Tangoe India”), entered into a Business Purchase Agreement (the “Indian Purchase Agreement”) with Symphony Services Corporation (India) Private Limited (“Symphony India”) with respect to the purchase of certain assets and hiring of employees of the acquired business located in India.  On the same day, the Symphony Acquisition was effected in accordance with the terms of the Symphony Purchase Agreement.  At the closing of the Symphony Acquisition, the Company acquired the TEM Business for net consideration of $40.2 million, subject to certain adjustments (the “Cash Purchase Price”), payable as described below, plus an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. The Cash Purchase Price, after giving effect to certain adjustments, is payable as follows: (i) approximately $29.2 million in cash paid at the closing, (ii) approximately $4.4 million in cash payable on the six-month anniversary of the closing, which includes $2.5 million related to the Indian Purchase Agreement, and (iii) approximately $6.4 million in cash payable on the one-year anniversary of the closing.  The Company made the six-month anniversary payment of $4.4 million in February 2013.  As part of the Symphony Acquisition, the Company acquired a balance sheet for the TEM Business, which included net assets of approximately $5.4 million.   The full installment due on August 8, 2013 of approximately $6.4 million, and amounts that become payable under the earn-out are subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  During a post-closing transition period that lasted through February 2013, Symphony and Symphony India provided to the Company certain transition services pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  These services included making available to the Company on a continuing basis the services previously provided by Symphony India to the TEM Business.

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

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2012 and 2013 as if the acquisitions of Anomalous and ttMobiles occurred at the beginning of 2012.  Due to the inability of the Company to anticipate and estimate on a forward-looking basis incremental costs allocated to the Symphony TEM Business by Symphony and the uncertainty and difficulty of calculating the specific costs required to meaningfully present the effects of the acquisition and the costs of operating the Symphony TEM Business, the Company has not included the Symphony TEM Business in the unaudited pro forma results for the three months ended March 31, 2012 below.  The unaudited pro forma revenue for the Symphony TEM Business was $5.1 million for the three months ended March 31, 2012.  The unaudited pro forma revenue for the Symphony TEM Business for the three months ended March 31, 2012 is not included in the unaudited pro forma results below.  These results are not intended to reflect the actual operations of the Company had these acquisitions occurred at January 1, 2012.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2013

Revenue	$35,981	$44,860
Operating income	557	936
Net income	166	1,125
Basic income per common share	$0.00	$0.03

Diluted income per common share	$0.00	$0.03

3. Income per Share Applicable to Common Stockholders

The following table sets forth the computations of income per share applicable to common stockholders for the three months ended March 31, 2012 and 2013:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2012	2013

Basic net income per common share

Net income	$192	$1,125

Basic income per common share	$0.01	$0.03

Weighted-average common shares outstanding	33,826	37,547

Diluted net income per common share

Net income	$192	$1,125

Diluted income per common share	$0.00	$0.03

Weighted-average common shares used to compute diluted net income per share	39,431	40,459

Diluted income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	2,110	2,689
Outstanding restricted stock units	66	717
Common stock warrants	—	11

Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	March 31,
(in thousands)	2012	2013

Computers and software	$10,018	$10,265
Furniture and fixtures	1,032	1,041
Leasehold improvements	1,166	1,160
	12,216	12,466
Less accumulated depreciation	(8,217)	(8,704)
Computers, furniture and equipment-net	$3,999	$3,762

Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2012 and March 31, 2013. Accumulated depreciation on equipment under capital leases totaled approximately $2.0 million and $2.1 million as of December 31, 2012 and March 31, 2013, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $0.5 million for the three months ended March 31, 2012 and 2013.

5.                   Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2012 and March 31, 2013:

			Weighted
	December 31,	March 31,	Average Useful
(in thousands)	2012	2013	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(766)	(798)
Patents, net	288	256
Technological know-how	15,141	15,021	6.1
Less: accumulated amortization	(4,913)	(5,631)
Technological know-how, net	10,228	9,390
Customer relationships	37,358	37,181	8.7
Less: accumulated amortization	(10,793)	(11,848)
Customer relationships, net	26,565	25,333
Convenants not to compete	881	861	2.0
Less: accumulated amortization	(517)	(597)
Convenants not to compete, net	364	264
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(293)	(348)
Strategic marketing agreement, net	5,910	5,855
Tradenames	843	816	3.9
Less: accumulated amortization	(196)	(243)
Tradenames, net	647	573
Trademarks	247	247	Indefinite
Intangible assets, net	$44,249	$41,918

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The related amortization expense of intangible assets for the three months ended March 31, 2012 and 2013 was $1.4 million and $2.0 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at March 31, 2013 is as follows:

(in thousands)
April 1, 2013 to December 31, 2013	$6,137
2014	7,298
2015	5,938
2016	5,685
2017	5,885
Thereafter	10,728
Total	$41,671

The following table presents the changes in the carrying amounts of goodwill for the three months ended March 31, 2013.

Carrying
(in thousands)	Amount

Balance at December 31, 2012	$65,825
Foreign exchange translation effect	(320)
Balance at March 31, 2013	$65,505

6.      Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 and of certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. (“Telwares”) in March 2011.  This charge reflects the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During the three months ended March 31, 2013, the Company recorded an adjustment to the original restructuring charge as a result of the Company’s inability to sublease the office space in the time period originally expected.  The liabilities related to the restructuring charge are included in other current liabilities and deferred rent and other non-current liabilities on the Company’s condensed consolidated balance sheet. The following table summarizes the activity in the liabilities related to the restructuring charge for the three months ended March 31, 2013:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Other Costs	Total

Remaining liability at December 31, 2012	$613	$(8)	$605

Cash payments	(159)	—	(159)
Non-cash charges and other	—	1	1
Restructuring charge	155	—	155
Remaining liability at March 31, 2013	609	(7)	602

	less: current portion		(305)
	Long-term portion		297

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

7.      Debt

As of December 31, 2012 and March 31, 2013, debt outstanding included the following:

	December 31,	March 31,
(in thousands)	2012	2013

HCL-EMS contingent consideration, net of unamortized discount of $12 and $0 at
December 31, 2012 and March 31, 2013, respectively. Payable as decribed below.	$2,046	$1,891

Deferred Telwares purchase price, net of unamortized discount of $24 and $0 at
December 31, 2012 and March 31, 2013, respectively.	1,226	—

Deferred ProfitLine purchase price, net of unamortized discount of $62 and $30 at
December 31, 2012 and March 31, 2013, respectively. Payable as decribed below.	4,438	4,470

Deferred Anomalous purchase price, net of unamortized discount of $1 and $0 at
December 31, 2012 and March 31, 2013, respectively.	978	—

Deferred ttMobiles purchase price, net of unamortized discount of $10 and $0 at
December 31, 2012 and March 31, 2013, respectively.	2,420	—

Deferred Symphony purchase price, net of unamortized discount of $128 and $71 at
December 31, 2012 and March 31, 2013, respectively. Payable as decribed below.	10,662	6,304

Capital lease and other obligations	804	500
Total notes payable	$22,574	$13,165
Less current portion	$(22,443)	$(13,112)
Notes payable, less current portion	$131	$53

Contingent HCL-EMS Consideration

The purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the closing date of the HCL-EMS acquisition on January 25, 2011 (the “HCL-EMS Closing Date”), pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the Asset Purchase Agreement entered into in December 2010 in connection with the HCL-EMS acquisition (the “HCL-EMS APA”). No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS.  In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million. The Company has not paid the second year earn-out amount as a result of and pending resolution of an outstanding indemnity matter. The only adjustments to the balance in 2013 were the accretion of imputed interest and adjustment of the second year earn-out estimate to actual.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Deferred Telwares Purchase Price

The purchase consideration for the acquisition of Telwares included deferred cash consideration. The deferred cash consideration included payments of $1.25 million on March 16, 2012 and $1.25 million on March 16, 2013, subject to set-off rights of the Company with respect to indemnities given by Telwares under an Asset Purchase Agreement entered into in March 2011 in connection with the Telwares acquisition.  The Company paid the first installment of $1.25 million on March 16, 2012.  The installment payable on March 16, 2013 was subject to a potential reduction of up to $0.5 million relating to the achievement of certain recurring revenue goals during the three months ended June 30, 2012.  The Company and Telwares agreed that the amount of that reduction would be $0.4 million and the Company paid the resulting installment of deferred cash consideration of $0.9 million in March 2013.  No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration was unsecured. The only adjustments to the balance in 2013 were the accretion of imputed interest, the reduction in deferred consideration as described above and the payment of the second installment.

Deferred ProfitLine Purchase Price

On December 19, 2011, the Company and Snow Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the “Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProfitLine, Inc., a Delaware corporation  (“ProfitLine”), and Doug Carlisle, solely in his capacity as Stockholder Representative under the Merger Agreement, under which the parties agreed to the merger of the Acquisition Sub with and into ProfitLine (the “Merger”) with ProfitLine surviving the Merger as a wholly owned subsidiary of the Company.  The purchase consideration for the acquisition of ProfitLine includes deferred cash consideration.  The deferred cash consideration includes payments of $9.0 million in installments of $4.5 million each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement.  The Company paid $4.1 million in December 2012, which represented the first installment of $4.5 million less indemnity claims of $0.4 million.  No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted-average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration is unsecured. Under the Merger Agreement, the Company is required to make an advance deposit into escrow of the deferred consideration under certain circumstances, including in the event that the Company’s cash and cash equivalents, less bank and equivalent debt (which excludes capital lease obligations and deferred consideration payable in connection with acquisitions) is below $15.0 million at any time after payment of the first and before payment of the second $4.5 million installment of deferred consideration.  The only adjustment to the balance in 2013 was the accretion of imputed interest.

Deferred Anomalous Purchase Price

As described in Note 2, the purchase consideration for the acquisition of Anomalous included deferred cash consideration.  The deferred cash consideration included a payment of $979,000 in cash on the first anniversary of the Anomalous Acquisition Date, subject to set-off rights of the Company with respect to indemnities given by the former shareholders of Anomalous under the Anomalous Purchase Agreement.  The Company paid the full $979,000 of deferred cash consideration in January 2013. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $29,000 based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration was unsecured.  The only adjustments to the balance in 2013 were the accretion of imputed interest and the payment of the deferred cash consideration.

Deferred ttMobiles Purchase Price

As described in Note 2, the purchase consideration for the acquisition of ttMobiles included deferred cash consideration.  The deferred cash consideration included a payment of £1.5 million (or approximately $2.4 million) in cash payable on the first anniversary of the ttMobiles Acquisition Date. The Company paid this £1.5 million of deferred consideration in February 2013. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.1 million based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration was unsecured.  The only adjustments to the balance in 2013 were the accretion of imputed interest, foreign exchange adjustment and payment of the deferred consideration.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

Deferred Symphony Purchase Price

As described in Note 2, the purchase consideration for the acquisition of the Symphony TEM Business includes deferred cash consideration.  The deferred cash consideration includes payments of $4.4 million in cash payable on the six-month anniversary of the closing of the Symphony acquisition, which includes $2.5 million of consideration related to the Indian Purchase Agreement, and $6.4 million in cash payable on the twelve-month anniversary of closing of the Symphony Acquisition.  In addition, the acquisition consideration included an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013.  The Company made the six-month anniversary payment of $4.4 million in February 2013.   No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration is unsecured.  The full installment due on August 8, 2013 of approximately $6.4 million and amounts that potentially could become payable under the earn-out are subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods.   The only adjustments to the balance in 2013 were the accretion of imputed interest and the payment of the six-month installment.

8.     Stockholders’ Equity

Common Stock—As of December 31, 2012 and March 31, 2013, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 37,613,327 and 37,508,169 were issued and outstanding, respectively.

During the three months ended March 31, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 2.  During the three months ended March 31, 2013, the Company cancelled and retired the 132,617 unvested and unregistered shares of its common stock.  Additionally, the Company issued 5,991 shares of its common stock to certain of its employees during the three months ended March 31, 2013 under the provisions of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).

In November 2012, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions.  During the three months ended March 31, 2013, the Company repurchased 120,000 shares of common stock at an average price per share of $12.82, for an aggregate purchase price of $1.5 million.

Preferred Stock—As of December 31, 2012 and March 31, 2013, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

Investor Rights Agreements—Holders of a substantial portion of the Company’s outstanding common stock and warrants to purchase common stock have rights to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company’s Eighth Amended and Restated Investor Rights Agreement, as amended.

Warrants

Common Stock Warrants— During the three months ended March 31, 2013, warrant holders exercised warrants to purchase a total of 2,840 shares of common stock.  The Company received proceeds of $6,400 related to these warrant exercises.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of March 31, 2013, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

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

The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the three months ended March 31, 2012 and 2013, the Company recorded $31,505 and $55,358, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value was marked to market on a quarterly basis until the warrant shares were earned and vested or expired unearned and unvested.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

A summary of warrants exercised to purchase common stock during the three months ended March 31, 2013 is presented below:

Number of
Stock
Warrants

Outstanding at beginning of the year	25,617
Exercised	(2,840)
Issued	—
Cancelled	—
Outstanding at end of the period	22,777

Weighted average exercise price	$7.48

Stock Options—As of March 31, 2013, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan. In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan. The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the three months ended March 31, 2013, the Company’s board of directors granted options to purchase an aggregate of 391,275 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $14.29 per share.

A summary of the status of stock options issued pursuant to the Plans during the three months ended March 31, 2013 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,854,369	$7.92
Granted	391,275	$14.29
Forfeited	(31,671)	$10.48
Exercised	(100,671)	$2.97
Outstanding at end of the period	7,113,302	$8.33	7.5

Exercisable at end of the period	3,849,690	$5.06	6.4

Available for future grants at March 31, 2013	173,682

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The intrinsic values of options outstanding, vested and exercised during the three months ended March 31, 2013 were as follows:

	2013
	Number of	Intrinsic
	Options	Value
Outstanding	7,113,302	$37,296,821
Vested	3,849,690	$29,926,026
Exercised	100,671	$1,133,058

During the three months ended March 31, 2013, employees and former employees of the Company exercised options to purchase a total of 100,671 shares of common stock at exercise prices ranging from $0.25 to $12.56 per share. Proceeds from the stock option exercises totaled $0.3 million.

Restricted Stock Units—During the three months ended March 31, 2013, the Company issued 519,034 restricted stock units to certain employees under the provisions of the 2011 Plan and 37,957 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the three months ended March 31, 2013 had an aggregate value of $7.7 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 2 to 4 years.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the three months ended March 31, 2013, the Company recorded stock-based compensation expenses of $0.7 million related to restricted stock units.

As of March 31, 2013, there was $10.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

A summary of the status of restricted stock units issued pursuant to the Plans during the three months ended March 31, 2013 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	221,314	$17.27
Granted	519,034	$14.93
Vested	(37,957)	$16.29
Outstanding at end of the period	702,391	$15.59

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $1.6 million and $3.1 million for the three months ended March 31, 2012 and 2013, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2013
Cost of goods sold	$250	$554
Sales and marketing expenses	366	813
General and administrative expenses	915	1,472
Research and development	93	260
Total stock-based employee compensation	$1,624	$3,099

Stock-based employee compensation expense for equity awards granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2013	$9,091
2014	10,865
2015	7,701
2016	2,095
2017	92
$29,844

Stock-based compensation costs for stock options are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black-Scholes valuation model as follows: expected volatility is a combination of the Company’s competitors’ historical volatility; expected term is calculated using the “simplified” method prescribed in ASC 718; and the risk free rate is based on the U.S. Treasury yield on 5 and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

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

The fair value of the options granted during 2013 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2013

Expected dividend yield	0%
Risk-free interest rate	1.04% to 1.14%
Expected term (in years)	5.8 - 6.1 years
Expected volatility	56.34% - 56.38%

Based on the above assumptions, the weighted average fair value per share of stock options granted during the three months ended March 31, 2013 was approximately $7.56.

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

9.     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets and to a lesser extent because of the impact of state income taxes.  As described in the 2012 Form 10-K, the Company maintains a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

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

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 and the basis for that measurement:

	Fair Value Measurement at March 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$23,315	$23,315	$—	$—
Contingent HCL-EMS acquisition consideration	1,891	—	—	1,891
	$25,206	$23,315	$—	$1,891

	Fair Value Measurement at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,094	$28,094	$—	$—
Contingent HCL-EMS acquisition consideration	2,046	—	—	2,046
	$30,140	$28,094	$—	$2,046

The changes in the fair value of the Level 3 liability for the three months ended March 31, 2013 are as follows:

Contingent HCL-EMS acquisition consideration
(in thousands)	Three Months Ended March 31, 2013
Balance, Beginning of Period	$2,046
Imputed Interest	12
Second year earn-out adjustment	(167)
Balance, End of Period	$1,891

Notes to Condensed Consolidated Financial Statements — continued (Unaudited)

The Company’s investment in overnight money market institutional funds, which amounted to $28.1 million and $23.3 million at December 31, 2012 and March 31, 2013, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of March 31, 2013, there were no changes in the recognized amounts, except for the accretion of interest and adjustment of the second year earn-out estimate to actual.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments. The carrying amounts of the Company’s deferred purchase price consideration to ProfitLine and Symphony approximate fair value as the effective interest rates approximate market rates.

11.      Supplemental Cash Flow Information:

Information about other cash flow activities during the three months ended March 31, 2012 and 2013 are as follows:

	Three months ended March 31,
(in thousands)	2012	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$36	$21
Income tax payments	$14	$32

NON-CASH TRANSACTIONS:
Deferred purchase price in connection with Anomalous acquisition	$950	$—
Deferred purchase price in connection with ttMobiles acquisition	$2,315	$—
Unpaid deferred secondary offering costs	$640	$—
Cashless exercise of warrants	$479	$—

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

The Company has entered into non-cancellable operating leases for the rental of office space in various locations that expire between 2013 and 2019.  Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet.  The Company also has entered into agreements with third-party hosting facilities, which expire between 2013 and 2016.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between March 2013 and July 2015.

Rent expense, included in general and administrative expense, was approximately $1.1 million and $1.4 million for the three months ended March 31, 2012 and 2013, respectively.

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

Adjusted EBITDA.  We define Adjusted EBITDA as net income plus interest expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and restructuring charge; less amortization of leasehold interest, other income and interest income and also include in Adjusted EBITDA adjustments for other non-cash and non-recurring items applicable for the periods presented.  Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure.  Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2013.

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

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for a portion of implementation and software subscription fees.  Implementation fees are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship.  Software subscription fees are recognized ratably over the service period.  As of March 31, 2013, implementation fees and software subscription fees represented $2.0 million and $0.3 million, respectively, of the $10.8 million deferred revenue balance.

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

Acquisitions

On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks Inc., or Anomalous, a provider of real-time telecommunications expense management solutions. The aggregate purchase price was approximately $9.0 million, which consisted of approximately $3.5 million in cash paid at the closing, approximately $1.0 million in cash payable on the first anniversary of the closing, 165,775 unregistered shares of our common stock and 132,617 unvested and unregistered shares of our common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. We paid the full $1.0 million of deferred cash consideration in January 2013.   In March 2013, we cancelled and retired the 132,617 unvested and unregistered shares of our common stock. The transaction costs were immaterial and were expensed as incurred.

On February 21, 2012, we acquired all of the issued share capital of ttMobiles Limited, or ttMobiles, a provider of mobile communications management solutions and services based in the United Kingdom. The purchase price was £5.5 million, which consisted of £4.0 million in cash paid at the closing and £1.5 million in cash payable on the first anniversary of the closing. We paid the full £1.5 million of deferred cash consideration in February 2013.  The transaction costs were immaterial and were expensed as incurred.

On August 8, 2012, we acquired substantially all of the assets of the telecommunications expense management division of Symphony Teleca Services, Inc., or Symphony, pursuant to an asset purchase agreement, or the Symphony Purchase Agreement.  On the same date, a newly formed subsidiary of ours, Tangoe India Softek Services Private Limited, an Indian private limited company, or Tangoe India, entered into a business purchase agreement, or the Indian Purchase Agreement, with Symphony Services Corporation (India) Private Limited, or Symphony India, with respect to the purchase of certain assets and employees of the acquired business located in India.  The net purchase price was $40.2 million, which consisted of $29.2 million in cash paid at the closing, approximately $4.4 million in cash payable on the six-month anniversary of the closing, and approximately $6.4 million in cash payable on the one-year anniversary of the closing. In addition, the acquisition consideration included an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013.  We made the six-month anniversary payment of $4.4 million in February 2013.  The full installment due on August 8, 2013 of approximately $6.4 million, and amounts that potentially become payable under the earn-out are subject to set-off rights that we have with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations relate to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities are subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  During a post-closing transition period that lasted through February 2013, Symphony and Symphony India provided to us certain transition services, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  These services included making available to us on a continuing basis the services previously provided by Symphony India to Symphony.  The transaction costs were immaterial and were expensed as incurred.

We continue to migrate to our platforms the customers of several of the businesses that we acquired during 2011 and 2012.  We have completed the migration of the Telwares customers, and the migrations of the HCL-EMS, ProfitLine and Symphony customers are in various stages of completion.  While to date we have successfully migrated a number of these customers, there can be no assurance that we will complete these migrations in a timely manner or at all and the cost of these migrations may be more significant than we have estimated.  We may pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

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

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $31,505 and $55,358 of amortization as a contra-revenue charge during the three months ended March 31, 2012 and 2013, respectively.

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

Cost of Revenue and Gross Profit

Cost of recurring technology and services revenue.  Cost of recurring technology and services revenue consists primarily of costs associated with our data center operations, customer product support centers and our client services group. This includes personnel-related costs such as salary, stock-based compensation and other compensation-related costs, subcontractor fees, hosting fees, communications costs and royalties related to third-party software included in our solution when our solution is licensed on a non-perpetual basis.

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

Sales and marketing.  Sales and marketing expense consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for our sales, marketing and business development employees, the cost of marketing programs such as on-line lead generation, promotional events, such as trade shows, user conferences, seminars and webinars, the cost of business development programs, travel related costs and sales commissions. Sales commission rates are calculated at the time a contract is signed. The sales commission rate is applied to the contract’s first year of revenue to calculate sales commission expense. Sales commission expense is accrued and expensed at the time we invoice the customer and is paid to the salesperson when the invoice is collected. Generally, new sales personnel require time to become familiar with our software and services and do not begin to generate sales immediately, which can result in increased sales and marketing expense without any immediate increase in revenue. We expect sales and marketing expense to increase in absolute dollars, but remain relatively constant as a percentage of revenue in the near term, with potential increases in the long term as a percentage of revenue as we continue to hire sales and marketing personnel in the United States and internationally to expand our solution globally.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our short and long-term debt, interest income on our cash and cash equivalents balance. We have historically invested our cash in money market investments. We expect our interest income to vary in each reporting period depending on our average cash balances and interest rates.

Income Tax Provision

Income tax provision consists of federal and state corporate income taxes resulting from our operations in the United States, as well as operations in various foreign jurisdictions. We expect income tax expense to vary each reporting period depending upon taxable income fluctuations and the availability of tax benefits from net loss carryforwards.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission, or the SEC, on March 18, 2013, which we refer to as the 2012 Form 10-K.  Since the date of those financial statements, there have been no material changes to our significant accounting policies.

Results of Operations for the Three Month Periods Ended March 31, 2012 and 2013

The following table presents selected statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
(in thousands, except percentages)	2012	% of revenue	2013	% of revenue
Revenue:
Recurring technology and services	$30,756	90%	$40,048	89%
Strategic consulting, software licenses and other	3,391	10%	4,812	11%
Total revenue	34,147	100%	44,860	100%
Cost of revenue:
Recurring technology and services	14,316	42%	18,755	42%
Strategic consulting, software licenses and other	1,458	4%	2,061	5%
Total cost of revenue(1)	15,774	46%	20,816	46%

Gross profit	18,373	54%	24,044	54%
Operating expense:
Sales and marketing (1)	5,544	16%	7,392	16%
General and administrative (1)	6,701	20%	8,127	18%
Research and development(1)	3,689	11%	4,945	11%
Depreciation and amortization	1,875	5%	2,489	6%
Restructuring charge	—	—	155	0%
Income from operations	564	2%	936	2%

Other income (expense), net
Interest expense	(235)	(1)%	(162)	0%
Interest income	17	0%	19	0%
Other income	—	—	563	1%
Income before income tax provision	346	1%	1,356	3%
Income tax provision	154	0%	231	1%
Net income	$192	1%	$1,125	3%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$250	$554
Sales and marketing	366	813
General and administrative	915	1,472
Research and development	93	260
	$1,624	$3,099

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended March 31,		Increase
(in thousands, except percentages)	2012	2013	$	%
Recurring technology and services	$30,756	$40,048	$9,292	30%
Strategic consulting, software licenses and other	3,391	4,812	1,421	42%
Total revenue	$34,147	$44,860	$10,713	31%

Our recurring technology and services revenue increased $9.3 million, or 30%, for the three months ended March 31, 2013 as compared to the same period of 2012, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our ttMobiles and Symphony strategic acquisitions.

Our strategic consulting, software licenses and other revenue increased $1.4 million, or 42%, for the three months ended March 31, 2013 as compared to the same period of 2012, primarily due to increases in strategic consulting revenue of $1.7 million and telecommunication accessories sales revenue of $0.4 million.  These increases were partially offset by decreases of $0.4 million in software license revenue and $0.3 million in activation revenue.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended March 31,		Increase
(in thousands, except percentages)	2012	2013	$	%
Recurring technology and services	$14,316	$18,755	$4,439	31%
Strategic consulting, software licenses and other	1,458	2,061	603	41%
Total cost of revenue	$15,774	$20,816	$5,042	32%

Gross profit	$18,373	$24,044	$5,671	31%

Gross margin	54%	54%

Our recurring technology and services cost of revenue increased $4.4 million for the three months ended March 31, 2013 as compared to the same period in 2012.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $4.2 million, an increase in outside contractor costs of $0.7 million and an increase in travel-related expenses and other infrastructure costs of $0.2 million.  The increases in personnel-related costs, outside contractor costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.

Our strategic consulting, software licenses and other cost of revenue increased $0.6 million for the three months ended March 31, 2013 as compared to the same period in 2012, primarily as a result of a $0.3 million increase in the costs associated with our sales of telecommunication accessories related to our mobile business and a $0.3 million increase in salary and other compensation-related costs.  The increases were related to higher telecommunication accessories and strategic consulting revenues, respectively.

As a percentage of revenue, gross profit was 54% for each of the three months ended March 31, 2012 and 2013.  The $5.7 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended March 31,
	2012		2013
		% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$5,544	16%	$7,392	16%	$1,848	33%
General and administrative	6,701	20%	8,127	18%	1,426	21%
Research and development	3,689	11%	4,945	11%	1,256	34%
Depreciation and amortization	1,875	5%	2,489	6%	614	33%
Restructuring charge	—	—	155	0%	155	*
Total operating expense	$17,809	52%	$23,108	52%	$5,299	30%

* = Not meaningful

Sales and marketing expense.  Our sales and marketing expense increased $1.8 million for the three months ended March 31, 2013 as compared to the same period of 2012, primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $1.7 million, as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities, and an increase in travel expense of $0.1 million as a result of the increased headcount.

General and administrative expense.  Our general and administrative expenses increased $1.4 million for the three months ended March 31, 2013 as compared to the same period of 2012, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.0 million, including increased employee compensation and benefits of $0.5 million as a result of increased headcount, facility and overhead costs of $0.6 million, primarily attributable to the overhead costs associated with additional facilities, and stock-based compensation expense of $0.5 million as a result of the increased value of annual stock-based equity awards.   These increases were partially offset by a favorable foreign currency conversion adjustment of $0.1 million.

Research and development expense.  Our research and development expenses increased $1.3 million for the three months ended March 31, 2013 as compared to the same period of 2012, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $0.8 million primarily arising from increased headcount.  In addition, we incurred a $0.4 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale for increased demand.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $0.6 million for the three months ended March 31, 2013 as compared to the same period of 2012, primarily due to an increase in amortization expense of $0.6 million.  The increase in amortization expense was result of higher intangible assets as result of the Anomalous, ttMobiles and Symphony acquisitions. Depreciation expense of $0.5 million was comparable for the respective three-month periods ended March 31, 2013 and 2012.

Restructuring charge.  The restructuring charge recorded in the three months ended March 31, 2013 was a result of our inability to sublease the office space in the time period originally expected.  Although we continue to attempt to sublet the office space, we do not know how long it will take to locate a subtenant or to come to terms on a sublease agreement or the terms on which we may be able to sublease the office space, which might not be favorable to us.  Any differences between the estimated sublease income and the actual agreement will be recorded monthly over the life of the original lease.  The charge will be approximately $0.1 million per quarter if we are unable to sublease the office space.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended March 31,		Change
(in thousands)	2012	2013	$
Interest expense	$(235)	$(162)	73
Interest income	17	19	2
Other income	—	563	563

Interest Expense.  Interest expense was comparable for the respective three-month periods ended March 31, 2013 and 2012.

Interest Income.  Interest income was comparable for the respective three-month periods ended March 31, 2013 and 2012.

Other income.                    Other income for the three months ended March 31, 2013 primarily consisted of the $0.4 million reduction in the Telwares deferred cash consideration as a result of not achieving certain recurring revenue targets and the $0.2 million adjustment of the HCL-EMS year two earn-out estimate to actual.

Income Tax Provision

Income Tax Provision.  Our income tax provision was comparable for the respective three-month periods ended March 31, 2013 and 2012.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of March 31, 2013, we had cash and cash equivalents of $43.6 million and accounts receivable of $37.8 million and amounts due under various debts and credit facilities of $13.2 million. In April 2012, we raised $37.7 million in net proceeds through a follow-on public offering of our common stock.    We intend to use the proceeds from this offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. Our remaining outstanding debt relates to the deferred consideration for the HCL-EMS, ProfitLine, and Symphony acquisitions and capital lease obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	December 31,	March 31,
(in thousands)	2012	2013
Cash and cash equivalents	$50,211	$43,554

	Three Months Ended March 31,
(in thousands)	2012	2013
Net cash provided by operating activities	$3,529	$5,842
Net cash used in investing activities	(9,003)	(9,062)
Net cash used in financing activities	(78)	(3,236)
Effect of exchange rate on cash	11	(201)
Net decrease in cash and cash equivalents	$(5,541)	$(6,657)

Cash Flows from Operating Activities

Operating activities provided $5.8 million of net cash during the three months ended March 31, 2013, which resulted from our net income of $1.1 million for the three months ended March 31, 2013 principally supplemented by non-cash charges of stock-based compensation of $3.1 million, depreciation and amortization of $2.5 million and cash provided by a decrease in accounts receivable of $0.5 million.  Cash provided by operating activities was adversely impacted by a $0.5 million decrease in accounts payable and accrued expenses, a $0.5 million decrease in fair value of contingent consideration and a $0.3 million decrease in deferred revenue during the three months ended March 31, 2013.

Operating activities provided $3.5 million of net cash during the three months ended March 31, 2012, which resulted from our net income of $0.2 million for the three months ended March 31, 2012 principally supplemented by non-cash charges of depreciation and amortization of $1.9 million and stock-based compensation of $1.6 million and a $0.9 million increase in accounts payable. Cash provided by operating activities was adversely impacted by a $1.1 decrease in accrued expenses and a $0.4 million decrease in deferred revenue during the three months ended March 31, 2012.

Cash Flows from Investing Activities

Cash used in investing activities totaled $9.1 million during the three months ended March 31, 2013 and consisted of $8.8 million paid in connection with the Telwares, Anomalous, ttMobiles and Symphony acquisitions and capital expenditures of $0.3 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $9.0 million during the three months ended March 31, 2012 and consisted of $8.6 million paid in connection with the Telwares, Anomalous and ttMobiles acquisitions and capital expenditures of $0.4 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $3.2 million during the three months ended March 31, 2013 primarily consisting of $3.2 million of cash used to repurchase our common stock, which includes $1.7 million of cash paid for shares repurchased in trades entered in 2012 which settled in 2013, and debt repayments of $0.3 million partially offset by $0.3 million of proceeds from the exercise of stock options and stock warrants.

Cash flows used in financing activities totaled $0.1 million during the three months ended March 31, 2012 primarily consisting of debt repayments of $1.5 million partially offset by $1.4 million of proceeds from the exercise of stock options and stock warrants.

Contractual Obligations

The following table summarizes our material contractual obligations at March 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$21,089	$7,438	$12,609	$767	$275
Capital lease and other obligations	500	447	53	—	—
Interest on capital lease obligations	22	20	2	—	—
Symphony deferred purchase price	6,304	6,304
ProfitLine deferred purchase price	4,470	4,470	—	—	—
HCL-EMS contingent consideration	1,891	1,891	—	—	—

	$34,276	$20,570	$12,664	$767	$275

•                  Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office space as well as certain equipment.

•                  Capital lease and other obligations include minimum lease obligations with remaining terms in excess of one year related to computer hardware and software.

•                  Symphony deferred purchase price consists of $6.4 million of deferred cash consideration payable on August 8, 2013.

•                  ProfitLine deferred purchase price consists of $4.5 million of deferred cash consideration payable on June 19, 2013.

•                  HCL-EMS contingent consideration consists of a payment payable following the second anniversary of the HCL-EMS closing date of January 25, 2011.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 3 to our financial statements included in the 2012 Form 10-K.

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

Interest Rate Risk

At March 31, 2013, we had unrestricted cash and cash equivalents totaling $43.6 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On March 1, 2013, Lewis Stein, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Stein v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 30, 2013, Mr. Stein and another purported purchaser of our common stock, James Gibson, filed a motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  The court has scheduled a hearing for May 13, 2013 to appoint a lead plaintiff and lead counsel for all of the cases consolidated with this action.  The outcome of this matter is not presently determinable.

On March 15, 2013, Calvin Rector, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Rector v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 3, 2013, the Court consolidated this case with the Stein case discussed above.  The outcome of this matter is not presently determinable.

On April 12, 2013, Timothy Kelley, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Kelley v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 26, 2013, the court consolidated the case with the Stein case discussed above.  The outcome of this matter is not presently determinable.

Item 1A. Risk Factors

Risks Related to Our Business and Our Industry

We have had a history of losses since our incorporation in February 2000.

We were incorporated in February 2000.  We experienced net losses of $2.6 million in 2009, $1.8 million in 2010 and $3.0 million in 2011. Although we were profitable for the year ended December 31, 2012 and the three months ended March 31, 2013 with net income of $3.0 million and $1.1 million, respectively, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.   As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

In addition, the accounting treatment of the warrant shares that may become issuable to Dell could have an impact on our quarterly operating results. We currently value the warrant shares that are deemed probable of becoming exercisable on a mark-to-market basis until they are earned. Increases or decreases in our stock price will affect the mark-to-market adjustments of the common stock warrant shares, which will increase or decrease contra-revenue charges. The value of the warrant shares will fluctuate until the warrant shares are deemed exercisable and the value is fixed. This accounting treatment is applicable whether or not our Dell-related revenue actually increases or decreases in line with the market value of our common stock, and thus could cause significant fluctuations in our quarterly operating results.

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

The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone’s acquisitions of TnT Expense Management and Quickcomm in October 2010, Emptoris’ acquisition of Rivermine in January 2011 and the subsequent acquisition of Emptoris/Rivermine by IBM in February 2012 and Dimension Data’s acquisition of Xigo in December 2012. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. In addition, combinations such as IBM’s acquisition of Emptoris/Rivermine may result in situations in which we may begin to compete in some CLM offerings with companies with which we have partnerships or strategic relationships.  Any of the competitive pressures described above could result in a substantial loss of customers or a reduction in our revenue.

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

We are currently expanding our international sales and operations, including particularly in the United Kingdom, the Netherlands, Germany, other parts of Europe, Canada, India, China, Australia and Latin America. This international expansion will subject us to new risks that we have not faced in the United States and the countries in which we currently conduct business. These risks include:

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

We host our software products and serve all of our customers from twelve third-party data center facilities. We do not control the operation of these facilities. American Internet Services operates our data center in San Diego, California; AT&T operates our data centers in Secaucus, New Jersey and the Netherlands; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates one of our data centers in Slough, United Kingdom and our data center in London, United Kingdom; FireHost operates our other data center in Slough, United Kingdom; Amazon Web Services operates our data center in Sydney, Australia and our data center in Dublin, Ireland; Verizon Business operates our data center in Billerica, Massachusetts; and SunGard operates our data center in Nashville, Tennessee.  Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring at various dates from 2013 through 2016. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal control over financial reporting constitutes a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America.  Under Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, our management is required to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to report on this evaluation in our Annual Report on Form 10-K for the year.  In addition, so long as we remain an accelerated filer or a large accelerated filer under the rules of the Securities and Exchange Commission, or the SEC, our independent registered public accounting firm will be required to audit our management’s annual evaluation of internal control over financial reporting and report on this audit in our Annual Report on Form 10-K for the year. If we are not able to comply with the requirements of Section 404, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material, the market price of our stock may decline and we could be subject to sanctions or investigations by the NASDAQ Stock Market, the SEC or other regulatory authorities.

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

As of May 3, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 23.3% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to May 3, 2013, the trading prices of our stock have ranged from $8.01 to $23.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of May 3, 2013, there were 7,075,426 shares subject to outstanding options and 688,609 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of May 3, 2013 there were 10,710 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act. Moreover, holders of a substantial portion of our outstanding common stock and warrants to purchase common stock have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Set forth below is information regarding our issuance of shares of common stock upon the exercise of warrants during the three months ended March 31, 2013, to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, including the consideration, if any, received by us in connection with these transactions.  The shares issued upon these warrant exercises were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.  No underwriters were involved in any such issuances.

(1)         On January 23, 2013, we issued 1,420 shares of common stock to Rae Ko Fairfield, pursuant to an exercise of a warrant we had granted to her on May 23, 2006.  We received proceeds of $3,100 related to this warrant exercise.

(2)     On March 14, 2013, we issued 1,420 shares of common stock to Gary R. Martino, our Chief Financial Officer, pursuant to an exercise of a warrant we had granted to him on May 23, 2006.  We received proceeds of $3,100 related to this warrant exercise.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share (2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program (1)

				$15,603,939
January 1, 2013 - January 31, 2013	—	$0.00	—	$15,603,939
February 1, 2013 - February 28, 2013	—	$0.00	—	$15,603,939
March 1, 2013 - March 31, 2013	120,000	$12.82	120,000	$14,065,753
Total	120,000	$12.82	120,000	$14,065,753

(1)                      On November 28, 2012, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $20 million of our outstanding common stock on the open market or in privately negotiated transactions.

(2)                      The Average Price Paid per Share includes broker commissions.

Item 6.         Exhibits

Exhibit No.	Description of Exhibit

10.1

Form of Restricted Stock Unit Agreement with Time-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

10.2

Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

Tangoe, Inc.

Date: May 10, 2013	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer