Form 10-Q
period 2013-06-30
TANGOE INC
filed 2013-08-09
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

There were 37,537,092 shares of our common stock outstanding on August 2, 2013.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		June 30,
	December 31,	2013
	2012	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,211	$44,056
Accounts receivable, less allowances of $198 and $286, respectively	38,309	39,844
Prepaid expenses and other current assets	3,384	3,619
Total current assets	91,904	87,519

COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,999	3,941

OTHER ASSETS:
Intangible assets-net	44,249	40,656
Goodwill	65,825	65,823
Security deposits and other non-current assets	1,291	1,178
TOTAL ASSETS	$207,268	$199,117

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,128	$8,980
Accrued expenses	12,035	8,556
Deferred revenue-current portion	9,648	10,436
Notes payable-current portion	22,443	13,438
Other current liabilities	305	932
Total current liabilities	53,559	42,342

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	3,543	3,298
Deferred revenue-less current portion	1,415	1,571
Notes payable-less current portion	131	178
Total liabilities	58,648	47,389

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2012 and June 30, 2013; 37,613,327 and 37,464,839 shares issued and outstanding as of December 31, 2012 and June 30, 2013, respectively	4	4
Additional paid-in capital	191,581	194,173
Warrants for common stock	10,610	10,610
Accumulated deficit	(53,757)	(52,083)
Other comprehensive gain (loss)	182	(976)
Total stockholders’ equity	148,620	151,728
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,268	$199,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Revenue:
Recurring technology and services	$32,075	$41,385	$62,831	$81,433
Strategic consulting, software licenses and other	4,182	5,022	7,573	9,834
Total revenue	36,257	46,407	70,404	91,267

Cost of revenue:
Recurring technology and services	14,797	18,871	29,113	37,626
Strategic consulting, software licenses and other	1,789	1,965	3,247	4,026
Total cost of revenue	16,586	20,836	32,360	41,652

Gross profit	19,671	25,571	38,044	49,615

Operating expenses:
Sales and marketing	5,913	8,205	11,457	15,597
General and administrative	7,046	8,669	13,747	16,796
Research and development	4,174	4,804	7,863	9,749
Depreciation and amortization	1,996	2,548	3,871	5,037
Restructuring charge	—	499	—	654
Income from operations	542	846	1,106	1,782

Other income (expense), net
Interest expense	(192)	(100)	(427)	(263)
Interest income	21	16	38	35
Other income	—	203	—	766
Income before income tax provision	371	965	717	2,320
Income tax provision	33	415	187	646
Net income	$338	$550	$530	$1,674

Income per common share:
Basic	$0.01	$0.01	$0.01	$0.04
Diluted	$0.01	$0.01	$0.01	$0.04

Weighted average number of common shares:
Basic	36,987	37,391	35,406	37,468
Diluted	41,124	40,226	39,384	40,318

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2012	2013	2012	2013

Net income	$338	$550	$530	$1,674
Foreign currency translation adjustment	(224)	(391)	(247)	(1,158)
Total comprehensive income	$114	$159	$283	$516

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2013

(in thousands, except share amounts)

	Common Stock		Additional	Common		Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Income (loss)	Equity
Balance December 31, 2012	37,480,710	$4	$191,581	$10,610	$(53,757)	$182	$148,620
Net income	—	—	—	—	1,674	—	1,674
Foreign currency translation adjustment	—	—	—	—	—	(1,158)	(1,158)
Issuance of shares to employees and board of directors	64,966	—	149	—	—	—	149
Issuance of shares from exercise of stock options	203,439	—	625	—	—	—	625
Issuance of shares from exercise of stock warrants	14,907	—	34	—	—	—	34
Issuance of shares from vesting of restricted stock units	66,776	—	—	—	—	—	—
Repurchase of common stock	(365,959)	—	(4,538)	—	—	—	(4,538)
Stock-based compensation	—	—	6,322	—	—	—	6,322
Balance June 30, 2013	37,464,839	$4	$194,173	$10,610	$(52,083)	$(976)	$151,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2012	2013
Operating activities:
Net income	$530	$1,674
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	358	216
Amortization of leasehold interest	(49)	(49)
Depreciation and amortization	3,871	5,037
Increase (decrease) in deferred rent liability	48	(39)
Amortization of marketing agreement intangible assets	73	122
Allowance for doubful accounts	—	46
Deferred income taxes	14	225
Stock based compensation	3,784	6,471
Restructuring charge	—	654
Foreign exchange adjustment	(40)	(138)
Decrease in fair value of contingent consideration	—	(666)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	25	(1,481)
Prepaid expenses and other assets	550	(151)
Other assets	(1)	34
Accounts payable	105	(282)
Accrued expenses	(938)	(1,984)
Deferred revenue	(788)	961
Net cash provided by operating activities	7,542	10,650
Investing activities:
Purchases of computers, furniture and equipment	(750)	(960)
Cash paid in connection with acquisitions, net of cash received	(9,202)	(9,642)
Net cash used in investing activities	(9,952)	(10,602)
Financing activities:
Repayment of debt	(2,751)	(400)
Proceeds from repayment of notes receivable	93	—
Repurchase of common stock	—	(6,235)
Proceeds from exercise of stock options and stock warrants	2,462	659
Proceeds from follow on offering, net of issuance costs	37,751	—
Net cash provided by (used in) financing activities	37,555	(5,976)

Effect of exchange rate on cash	(110)	(227)

Net increase (decrease) in cash and cash equivalents	35,035	(6,155)
Cash and cash equivalents, beginning of period	43,407	50,211
Cash and cash equivalents, end of period	$78,442	$44,056

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Organization, Description of Business

Nature of Operations

Tangoe, Inc. (the “Company”), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides communications lifecycle management software and related services to a wide range of enterprises, including large and medium-sized businesses and other organizations. Communications lifecycle management encompasses the entire lifecycle of an enterprise’s communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunications expense management, invoice processing, expense allocation and accounting, forward and reverse logistics and asset decommissioning and disposal. The Company’s Communications Management Platform is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. The Company’s customers can also engage the Company through its client services group to manage their communications assets and services through its Communications Management Platform.

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

2.       Business Combinations

Anomalous Networks, Inc.

On January 10, 2012 (the “Anomalous Acquisition Date”), the Company entered into a Share Purchase Agreement (the “Anomalous Purchase Agreement”) with Anomalous Networks Inc., a corporation incorporated under the laws of Canada (“Anomalous”), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the “Anomalous Share Purchase”). This acquisition reflects the Company’s strategy to broaden its suite of offerings and to provide real-time telecommunication expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) $979,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company’s common stock and (iv) 132,617 unvested and unregistered shares of the Company’s common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. The Company paid the full $979,000 of deferred cash consideration in January 2013.  In March 2013, the 132,617 unvested and unregistered shares of the Company’s common stock were cancelled and retired because the revenue targets related to sales of Anomalous products and services were not achieved.

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
$7,000

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The goodwill and identifiable intangible assets related to the Anomalous acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Technology	$2,017	5.0
Non-compete covenants	553	2.0
Customer relationships	236	4.0
Tradenames	51	3.0
Total identifiable intangible assets	$2,857

ttMobiles Limited

On February 21, 2012 (the “ttMobiles Acquisition Date”), the Company entered into a Share Purchase Agreement (the “ttMobiles Purchase Agreement”), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England (“ttMobiles”), under which the Company agreed to purchase all of the issued share capital of ttMobiles (the “ttMobiles Share Purchase”). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4.0 million in cash paid at the closing, and (ii) £1.5 million in cash payable on the first anniversary of the closing (the “Deferred Consideration”).  The Company paid the full £1.5 million of Deferred Consideration in February 2013.

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
$8,674

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The goodwill and identifiable intangible assets related to the ttMobiles acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$2,606	9.0
Technology	1,178	5.0
Tradenames	388	4.0
Non-compete covenants	116	2.0
Total identifiable intangible assets	$4,288

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Symphony Purchase Price Allocation

The allocation of the total purchase price of Symphony’s net tangible and identifiable intangible assets was based upon estimated fair values of those assets as of August 8, 2012.  The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$29,208
Deferred cash consideration	10,793
$40,001

Allocation of Purchase Consideration:
Current assets	$5,628
Property and equipment	602
Identifiable intangible assets	13,790
Goodwill	20,936
Total assets acquired	40,956
Accounts payable and accrued expenses	(335)
Deferred revenue	(620)
$40,001

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The goodwill and identifiable intangible assets related to the Symphony acquisition are tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$9,680	9.0
Technology	4,050	5.0
Tradename	60	3.0
Total identifiable intangible assets	$13,790

oneTEM GmbH

On April 18, 2013 (“oneTEM Closing Date”), the Company entered into a Share Purchase Agreement (the “oneTEM Purchase Agreement”), with the holders of all of the issued share capital of oneTEM GmbH, a private limited company incorporated in Germany (“oneTEM”), under which the Company agreed to purchase all of the issued share capital of oneTEM (the “oneTEM Share Purchase”).  This acquisition reflects the Company’s continued strategy to expand in the European marketplace.   On the oneTEM Closing Date, the oneTEM Share Purchase was effected in accordance with the terms of the oneTEM Purchase Agreement, with the Company acquiring all of the outstanding equity of oneTEM for aggregate consideration of (i) €0.9 million in cash paid at the closing, and (ii) deferred consideration of €0.4 million in cash payable on the first anniversary of the closing.  In addition, the Company is obligated to pay additional deferred cash consideration following the first four anniversaries of the oneTEM Closing Date, pursuant to an earn-out formula based upon year-over-year increases in annual recurring revenue from specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent consideration at €0.2 million. The purchase is subject to a net asset adjustment pursuant to which the purchase price would be increased or decreased to the extent the net asset position of oneTEM is more or less than a specified target.  The deferred consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement until the deferred consideration is paid in full. The Company has included the operating results of oneTEM in its consolidated financial statements since the date of acquisition, including $0.1 million of strategic consulting, software licenses and other revenue.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

oneTEM Purchase Price Allocation

The allocation of the total purchase price of oneTEM’s net tangible and identifiable intangible assets was based upon management’s preliminary estimate of the fair values of those assets taking into account all relevant information available.  Actual amounts for each of the fair values of the assets acquired and liabilities assumed may vary.  The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$1,221
Deferred cash consideration	433
Fair value of contingent consideration	183
$1,837

Allocation of Purchase Consideration:
Current assets	$565
Property and equipment	10
Identifiable intangible assets	870
Goodwill	655
Total assets acquired	2,100
Accounts payable and accrued expenses	(152)
Taxes payable	(111)
$1,837

The goodwill and identifiable intangible assets related to the oneTEM acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$535	8.0
Covenants not to compete	298	2.0
Tradename	37	2.7
Total identifiable intangible assets	$870

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2012 and 2013 as if the acquisitions of Anomalous, ttMobiles and oneTEM occurred at the beginning of 2012.  Due to the inability of the Company to anticipate and estimate on a forward-looking basis incremental costs allocated to the Symphony TEM Business by Symphony and the uncertainty and difficulty of calculating the specific costs required to meaningfully present the effects of the acquisition and the costs of operating the Symphony TEM Business, the Company has not included the Symphony TEM Business in the unaudited pro forma results for the three and six months ended June 30, 2012 below.  The unaudited pro forma revenue for the Symphony TEM Business was $5.5 million and $10.6 million for the three and six months ended June 30, 2012, respectively.  The unaudited pro forma revenue for the Symphony TEM Business for the three and six months ended June 30, 2012 is not included in the unaudited pro forma results below.  These results are not intended to reflect the actual operations of the Company had these acquisitions occurred at January 1, 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2013	2012	2013

Revenue	$36,577	$46,515	$72,878	$91,518
Operating income	573	843	1,161	1,680
Net income	341	548	510	1,572
Basic income per common share	$0.01	$0.01	$0.01	$0.04

Diluted income per common share	$0.01	$0.01	$0.01	$0.04

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

3.                                      Income per Share Applicable to Common Stockholders

The following table sets forth the computations of income per share applicable to common stockholders for the three and six months ended June 30, 2012 and 2013:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2012	2013	2012	2013

Basic net income per common share

Net income	$338	$550	$530	$1,674

Basic income per common share	$0.01	$0.01	$0.01	$0.04

Weighted-average common shares outstanding	36,987	37,391	35,406	37,468

Diluted net income per common share

Net income	$338	$550	$530	$1,674

Diluted income per common share	$0.01	$0.01	$0.01	$0.04

Weighted-average common shares used to compute diluted net income per share	41,124	40,226	39,384	40,318

Diluted income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	1,909	2,742	1,987	2,742
Outstanding restricted stock units	162	726	132	574
Common stock warrants	5	10	5	10

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

4.                                      Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	June 30,
(in thousands)	2012	2013

Computers and software	$10,018	$10,837
Furniture and fixtures	1,032	1,094
Leasehold improvements	1,166	1,235
	12,216	13,166
Less accumulated depreciation	(8,217)	(9,225)
Computers, furniture and equipment-net	$3,999	$3,941

Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2012 and June 30, 2013. Accumulated depreciation on equipment under capital leases totaled approximately $2.0 million and $2.2 million as of December 31, 2012 and June 30, 2013, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $1.0 million for the six months ended June 30, 2012 and 2013.

5.                   Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2012 and June 30, 2013:

			Weighted
	December 31,	June 30,	Average Useful
(in thousands)	2012	2013	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(766)	(831)
Patents, net	288	223
Technological know-how	15,141	14,964	6.1
Less: accumulated amortization	(4,913)	(6,354)
Technological know-how, net	10,228	8,610
Customer relationships	37,358	37,723	8.7
Less: accumulated amortization	(10,793)	(12,934)
Customer relationships, net	26,565	24,789
Convenants not to compete	881	1,143	2.0
Less: accumulated amortization	(517)	(698)
Convenants not to compete, net	364	445
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(293)	(415)
Strategic marketing agreement, net	5,910	5,788
Tradenames	843	853	3.8
Less: accumulated amortization	(196)	(299)
Tradenames, net	647	554
Trademarks	247	247	Indefinite
Intangible assets, net	$44,249	$40,656

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The related amortization expense of intangible assets for the six months ended June 30, 2012 and 2013 was $2.9 million and $4.0 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at June 30, 2013 is as follows:

(in thousands)
July 1, 2013 to December 31, 2013	$4,215
2014	7,518
2015	6,050
2016	5,738
2017	5,951
Thereafter	10,937
Total	$40,409

The following table presents the changes in the carrying amounts of goodwill for the six months ended June 30, 2013.

Carrying
(in thousands)	Amount

Balance at December 31, 2012	$65,825
oneTEM	655
Foreign exchange translation effect	(657)
Balance at June 30, 2013	$65,823

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

6.      Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 and of certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. (“Telwares”) in March 2011. The original charge reflected the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During the three months ended March 31, 2013, the Company recorded an adjustment of $0.1 million to the original restructuring charge as a result of the Company’s inability to sublease the office space in the time period originally expected. During the three months ended June 30, 2013, the Company negotiated a lease termination agreement with the landlord of its New Jersey office space. The agreement terminates the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million. The Company recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement. The liability related to the restructuring charge is included in other current liabilities on the Company’s condensed consolidated balance sheet. The following table summarizes the activity in the liabilities related to the restructuring charge for the six months ended June 30, 2013:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Other Costs	Total

Remaining liability at December 31, 2012	$613	$(8)	$605

Cash payments	(336)	—	(336)
Non-cash charges and other	1	8	9
Restructuring charge	654	—	654
Remaining liability at June 30, 2013	932	0	932

	less: current portion		(932)
	Long-term portion		$—

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

7.      Debt

As of December 31, 2012 and June 30, 2013, debt outstanding included the following:

	December 31,	June 30,
(in thousands)	2012	2013

HCL-EMS contingent consideration, net of unamortized discount of $12 and $0 at December 31, 2012 and June 30, 2013, respectively. Payable as described below.	$2,046	$1,891

Deferred Telwares purchase price, net of unamortized discount of $24 and $0 at December 31, 2012 and June 30, 2013, respectively.	1,226	—

Deferred ProfitLine purchase price, net of unamortized discount of $62 and $0 at December 31, 2012 and June 30, 2013, respectively.	4,438	4,500

Deferred Anomalous purchase price, net of unamortized discount of $1 and $0 at December 31, 2012 and June 30, 2013, respectively.	978	—

Deferred ttMobiles purchase price, net of unamortized discount of $10 and $0 at December 31, 2012 and June 30, 2013, respectively.	2,420	—

Deferred Symphony purchase price, net of unamortized discount of $128 and $21 at December 31, 2012 and June 30, 2013, respectively. Payable as decribed below.	10,662	6,206

Deferred oneTEM purchase price and contingent consideration, net of unamortized discount of $155 at June 30, 2013. Payable as described below.	—	616

Capital lease and other obligations	804	403
Total notes payable	$22,574	$13,616
Less current portion	$(22,443)	$(13,438)
Notes payable, less current portion	$131	$178

Contingent HCL-EMS Consideration

The purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the closing date of the HCL-EMS acquisition on January 25, 2011 (the “HCL-EMS Closing Date”), pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the Asset Purchase Agreement entered into in December 2010 in connection with the HCL-EMS acquisition (the “HCL-EMS APA”). No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS.  In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million.  In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.  The only adjustments to the balance during the six months ended June 30, 2013 were the accretion of imputed interest and adjustment of the second year earn-out estimate to actual.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Deferred ProfitLine Purchase Price

On December 19, 2011, the Company and Snow Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the “Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProfitLine, Inc., a Delaware corporation  (“ProfitLine”), and Doug Carlisle, solely in his capacity as Stockholder Representative under the Merger Agreement, under which the parties agreed to the merger of the Acquisition Sub with and into ProfitLine (the “Merger”) with ProfitLine surviving the Merger as a wholly owned subsidiary of the Company.  The purchase consideration for the acquisition of ProfitLine includes deferred cash consideration.  The deferred cash consideration includes payments of $9.0 million in installments of $4.5 million each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement.  The Company paid $4.1 million in December 2012, which represented the first installment of $4.5 million less indemnity claims of $0.4 million. The Company paid $4.1 million in July 2013, which represented the second and final installment of $4.5 million less indemnity claims of $0.4 million.  No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted-average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration was unsecured.  The only adjustment to the balance during the six months ended June 30, 2013 was the accretion of imputed interest.

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

Deferred ttMobiles Purchase Price

As described in Note 2, the purchase consideration for the acquisition of ttMobiles included deferred cash consideration.  The deferred cash consideration included a payment of £1.5 million in cash payable on the first anniversary of the ttMobiles Acquisition Date. The Company paid this £1.5 million of deferred consideration in February 2013. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.1 million based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration was unsecured.  The only adjustments to the balance in 2013 were the accretion of imputed interest, foreign exchange adjustment and payment of the deferred cash consideration.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Deferred oneTEM Purchase Price

As described in Note 2, the purchase consideration for the acquisition of oneTEM includes deferred cash consideration.  The deferred cash consideration includes a payment of €0.4 million in cash payable on the first year anniversary of the closing of the oneTEM acquisition.  In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon year-over-year increases in annual recurring revenue from specified customers during the earn out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent consideration at €0.2 million.  No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition.  The deferred consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement until the deferred consideration is paid.

8.     Stockholders’ Equity

Common Stock—As of December 31, 2012 and June 30, 2013, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 37,613,327 and 37,464,839 were issued and outstanding, respectively.

During the six months ended June 30, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 2.  During the six months ended June 30, 2013, the Company cancelled and retired the 132,617 unvested and unregistered shares of its common stock.  Additionally, the Company issued 5,991 and 58,975 shares of its common stock to certain of its employees and members of its board of directors, respectively, during the six months ended June 30, 2013 under the provisions of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).

At the June 5, 2013 annual meeting of the Company’s stockholders, an amendment to the 2011 Plan to reserve an additional 1,000,000 shares of common stock for issuance under the 2011 Plan was approved by a majority of the Company’s stockholders.  The Company’s board of directors had previously approved such amendment.

In November 2012, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions.  During the six months ended June 30, 2013, the Company repurchased 365,959 shares of common stock at an average price per share, including broker commissions, of $12.40, for an aggregate purchase price of $4.5 million.

Preferred Stock—As of December 31, 2012 and June 30, 2013, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

Investor Rights Agreements—Holders of a substantial portion of the Company’s outstanding common stock and warrants to purchase common stock have rights to require the Company to register these shares under the Securities Act of 1933, as amended, under specified circumstances pursuant to the Company’s Eighth Amended and Restated Investor Rights Agreement, as amended.

Common Stock Warrants—During the six months ended June 30, 2013, warrant holders exercised warrants to purchase a total of 14,907 shares of common stock.  The Company received proceeds of $34,700 related to these warrant exercises.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of June 30, 2013, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

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

The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the six months ended June 30, 2012 and 2013, the Company recorded $72,936 and $122,189, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value was marked to market on a quarterly basis until the warrant shares were earned and vested or expired unearned and unvested.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of warrants exercised to purchase common stock during the six months ended June 30, 2013 is presented below:

Number of
Stock
Warrants	Warrants

Outstanding at beginning of the year	25,617
Exercised	(14,907)
Issued	—
Cancelled	—
Outstanding at end of the period	10,710

Weighted average exercise price	$13.26

Stock Options—As of June 30, 2013, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.  The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the six months ended June 30, 2013, the Company’s board of directors granted options to purchase an aggregate of 458,475 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $14.18 per share.

A summary of the status of stock options issued pursuant to the Plans during the six months ended June 30, 2013 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,854,369	$7.92
Granted	458,475	$14.18
Forfeited	(49,162)	$11.60
Exercised	(203,439)	$3.07
Outstanding at end of the period	7,060,243	$8.44	7.2

Exercisable at end of the period	4,198,192	$5.98	6.4

Available for future grants at June 30, 2013	961,528

The intrinsic values of options outstanding, vested and exercised during the six months ended June 30, 2013 were as follows:

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

	2013
	Number of	Intrinsic
	Options	Value
Outstanding	7,060,243	$50,877,300
Vested	4,198,192	$40,607,694
Exercised	203,439	$2,272,707

During the six months ended June 30, 2013, employees and former employees of the Company exercised options to purchase a total of 203,439 shares of common stock at exercise prices ranging from $0.25 to $12.56 per share. Proceeds from the stock option exercises totaled $0.6 million.

Restricted Stock Units—During the six months ended June 30, 2013, the Company issued 620,034 restricted stock units to certain employees under the provisions of the 2011 Plan and 66,776 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the six months ended June 30, 2013 had an aggregate value of $9.2 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 2 to 4 years.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the six months ended June 30, 2013, the Company recorded stock-based compensation expenses of $1.8 million related to restricted stock units.

As of June 30, 2013, there was $10.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

A summary of the status of restricted stock units issued pursuant to the Plans during the six months ended June 30, 2013 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	221,314	$17.27
Granted	620,034	$14.78
Vested	(66,776)	$17.78
Forfeited	(800)	$15.08
Outstanding at end of the period	773,772	$15.24

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $3.8 million and $6.5 million for the six months ended June 30, 2012 and 2013, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
Cost of goods sold	$335	$525	$585	$1,080
Sales and marketing expenses	503	956	869	1,769
General and administrative expenses	1,169	1,641	2,084	3,113
Research and development	153	249	246	509
Total stock-based employee compensation	$2,160	$3,371	$3,784	$6,471

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Stock-based employee compensation expense for equity awards granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2013	$6,192
2014	11,401
2015	8,199
2016	2,354
2017	119
$28,265

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

The fair value of the options granted during 2013 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2013

Expected dividend yield	0%
Risk-free interest rate	1.04% to 1.25%
Expected term (in years)	5.7 - 6.1 years
Expected volatility	56.34% - 56.84%

Based on the above assumptions, the weighted average fair value per share of stock options granted during the six months ended June 30, 2013 was approximately $7.49.

9.     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to income before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets, tax deductions related to stock-based compensation, and to a lesser extent because of the impact of state income taxes.  As described in the 2012 Form 10-K, the Company maintains a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 and the basis for that measurement:

	Fair Value Measurement at June 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$23,326	$23,326	$—	$—
Contingent HCL-EMS acquisition consideration	1,891	—	—	1,891
Contingent oneTEM acquisition consideration	181			181
	$25,398	$23,326	$—	$2,072

	Fair Value Measurement at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,094	$28,094	$—	$—
Contingent HCL-EMS acquisition consideration	2,046	—	—	2,046
	$30,140	$28,094	$—	$2,046

The changes in the fair value of the Level 3 liability for the six months ended June 30, 2013 are as follows:

	Contingent acquisition consideration
	Six Months Ended June 30, 2013
(in thousands)	HCL-EMS	oneTEM
Balance, beginning of period	$2,046	$—
Initial earn-out consideration	—	181
Imputed Interest	12	—
Second year earn-out adjustment	(167)	—
Balance, end of period	$1,891	$181

The Company’s investment in overnight money market institutional funds, which amounted to $28.1 million and $23.3 million at December 31, 2012 and June 30, 2013, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of June 30, 2013, there were no changes in the recognized amounts, except for the accretion of interest and adjustment of the second year earn-out estimate to actual.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The acquisition of oneTEM includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date, pursuant to an earn-out formula of 9% of the year-over-year increase in annual recurring revenue growth from specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of increased annual recurring revenue between approximately $0.2 million and $0.3 million.

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

11.      Supplemental Cash Flow Information

Information about other cash flow activities during the six months ended June 30, 2012 and 2013 is as follows:

	Six months ended June 30,
(in thousands)	2012	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$66	$41
Income tax payments	$235	$264

NON-CASH TRANSACTIONS:
Deferred purchase price in connection with Anomalous acquisition	$950	$—
Deferred purchase price in connection with ttMobiles acquisition	$2,315	$—
Deferred purchase price in connection with oneTEM acquisition	$—	$616
Issuance of common stock in payment of board of directors fees	$20	$—
Cashless exercise of warrants	$479	$—

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

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between June 2013 and July 2015.

Rent expense, included in general and administrative expense, was approximately $2.4 million and $2.7 million for the six months ended June 30, 2012 and 2013, respectively.

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

Overview

Tangoe is a leading global provider of communications lifecycle management, or CLM, software and services to a wide range of large and medium-sized commercial enterprises and governmental agencies. CLM encompasses the entire lifecycle of an enterprise’s communications assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunications expense management, invoice processing, expense allocation and accounting, forward and reverse logistics, and asset decommissioning and disposal. Our on-demand Communications Management Platform is a suite of software designed to manage and optimize the complex processes and expenses associated with this lifecycle for both fixed and mobile communications assets and services. Our customers can engage us through our client services group to manage their communications assets and services using our Communications Management Platform.

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

Adjusted EBITDA.  We define Adjusted EBITDA as net income plus interest expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and, for 2013 only, restructuring charge; less amortization of leasehold interest, for 2013 only, other income and interest income and also include in Adjusted EBITDA adjustments for other non-cash and non-recurring items applicable for the periods presented.  Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure.  Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2013.

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

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for a portion of implementation and software subscription fees.  Implementation fees are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship.  Software subscription fees are recognized ratably over the service period.  As of June 30, 2013, implementation fees and software subscription fees represented $2.0 million and $0.2 million, respectively, of the $12.0 million deferred revenue balance.

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

Acquisitions

On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks Inc., or Anomalous, a provider of real-time telecommunications expense management solutions. The aggregate purchase price was approximately $9.0 million, which consisted of approximately $3.5 million in cash paid at the closing, approximately $1.0 million in cash payable on the first anniversary of the closing, 165,775 unregistered shares of our common stock and 132,617 unvested and unregistered shares of our common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. We paid the full $1.0 million of deferred cash consideration in January 2013.  In March 2013, we cancelled and retired the 132,617 unvested and unregistered shares of our common stock due to the revenue targets related to the sales of Anomalous products and services not being achieved.  The transaction costs were immaterial and were expensed as incurred.

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

On April 18, 2013, we acquired all of the issued share capital of oneTEM GmbH, or oneTEM, a provider of strategic consulting services based in Germany.  The purchase price was approximately €1.5 million, which consisted of €0.9 million in cash paid at the closing and €0.4 million in cash payable on the first anniversary of the closing. In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon year-over-year increases in annual recurring revenue from specified customers during the earn out periods.  The earn-out period begins with the first full month after the closing and continues for four consecutive 12-month periods.  The fair value of the earn-out consideration was valued at €0.2 million, which was estimated by applying the income approach.  The transaction costs were immaterial and were expensed as incurred.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months. Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  As of June 30, 2013, we managed a total of approximately $26.0 million in annual communications expense as compared to approximately $18.6 million in annual communications expense as of June 30, 2012. Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend or number of mobile devices under management and additional charges to the extent those specified thresholds are exceeded. Prior to 2010, as a result of limited history regarding customer renewals, implementation fees related to subscription agreements for our Communications Management Platform with terms equal to or less than 36 months were recognized over 36 months and implementation fees related to subscription agreements with terms exceeding 36 months were recognized over the life of the agreement. In 2010, due to having greater evidence regarding customer renewals, we believed it was appropriate to extend the estimated expected life of the customer relationship to be equal to twice the contract life calculated on a per-customer basis and to recognize implementation fees ratably over this period. This change did not have a material impact on our consolidated financial statements. Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $41,431 and $66,831 of amortization as a contra-revenue charge during the three months ended June 30, 2012 and 2013, respectively and $72,936 and $122,189 of amortization as a contra-revenue charge during the six months ended June 30, 2012 and 2013, respectively.

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

Sales and marketing.  Sales and marketing expense consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for our sales, marketing and business development employees, the cost of marketing programs such as on-line lead generation, promotional events, such as trade shows, user conferences, seminars and webinars, the cost of business development programs, travel related costs and sales commissions. Sales commission rates are calculated at the time a contract is signed. The sales commission rate is applied to the contract’s first year of revenue to calculate sales commission expense. Sales commission expense is accrued and expensed at the time we invoice the customer and is paid to the salesperson either when the invoice is collected or ratably over the next 5 quarters. Generally, new sales personnel require time to become familiar with our software and services and do not begin to generate sales immediately, which can result in increased sales and marketing expense without any immediate increase in revenue. We expect sales and marketing expense to increase in absolute dollars, but remain relatively constant as a percentage of revenue in the near term, with potential increases in the long term as a percentage of revenue, as we continue to hire sales and marketing personnel in the United States and internationally to expand our solution globally.

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

Research and development.  Research and development expense primarily consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for development personnel, and fees to our outside contract development vendors. We anticipate that our research and development team will continue to focus on expanding our software and services and increasing the functionality of our current offerings. We expect research and development expense to increase in absolute dollars, but the rate of increase in the investment will likely be lower than the rate of growth in our revenue in the near term.

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

As of December 31, 2012, we had U.S. federal net operating loss carryforwards of approximately $98.0 million, which, if unused, expire from 2020 to 2032, and U.S. federal research and development tax credit carryforwards of approximately $3.0 million, which expire through 2029. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Section 382 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2012, $33.0 million of our net operating loss and tax credit carryforwards were so limited. At December 31, 2012, we recorded a valuation allowance against the full amount of our deferred tax assets, as management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our net operating loss or tax credit carryforwards would increase net income in the period in which we make such a determination.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2012 and 2013

The following table presents selected statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2012	% of revenue	2013	% of revenue	2012	% of revenue	2013	% of revenue
Revenue:
Recurring technology and services	$32,075	88%	$41,385	89%	$62,831	89%	$81,433	89%
Strategic consulting, software licenses and other	4,182	12%	5,022	11%	7,573	11%	9,834	11%
Total revenue	36,257	100%	46,407	100%	70,404	100%	91,267	100%
Cost of revenue:
Recurring technology and services	14,797	41%	18,871	41%	29,113	41%	37,626	41%
Strategic consulting, software licenses and other	1,789	5%	1,965	4%	3,247	5%	4,026	4%
Total cost of revenue(1)	16,586	46%	20,836	45%	32,360	46%	41,652	46%

Gross profit	19,671	54%	25,571	55%	38,044	54%	49,615	54%
Operating expense:
Sales and marketing (1)	5,913	16%	8,205	18%	11,457	16%	15,597	17%
General and administrative (1)	7,046	19%	8,669	19%	13,747	20%	16,796	18%
Research and development(1)	4,174	12%	4,804	10%	7,863	11%	9,749	11%
Depreciation and amortization	1,996	6%	2,548	5%	3,871	5%	5,037	6%
Restructuring charge	—	—	499	1%	—		654	1%
Income from operations	542	1%	846	2%	1,106	2%	1,782	2%

Other income (expense), net
Interest expense	(192)	(1)%	(100)	0%	(427)	(1)%	(263)	0%
Interest income	21	0%	16	0%	38	0%	35	0%
Other income	—	—	203	0%	—	—	766	1%
Income before income tax provision	371	1%	965	2%	717	1%	2,320	3%
Income tax provision	33	0%	415	1%	187	0%	646	1%
Net income	$338	1%	$550	1%	$530	1%	$1,674	2%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$335	$525	$585	$1,080
Sales and marketing	503	956	869	1,769
General and administrative	1,169	1,641	2,084	3,113
Research and development	153	249	246	509
	$2,160	$3,371	$3,784	$6,471

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2012	2013	$	%	2012	2013	$	%
Recurring technology and services	$32,075	$41,385	$9,310	29%	$62,831	$81,433	$18,602	30%
Strategic consulting, software licenses and other	4,182	5,022	840	20%	7,573	9,834	2,261	30%
Total revenue	$36,257	$46,407	$10,150	28%	$70,404	$91,267	$20,863	30%

Our recurring technology and services revenue increased $9.3 million, or 29%, for the three months ended June 30, 2013 as compared to the same period of 2012, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our Symphony strategic acquisition.

Our strategic consulting, software licenses and other revenue increased $0.8 million, or 20%, for the three months ended June 30, 2013 as compared to the same period of 2012, primarily due to increases in other revenues of $0.8 million and strategic sourcing and consulting revenue of $0.3 million.  These increases were partially offset by a $0.3 million decrease in software license fee revenue.

Our recurring technology and services revenue increased $18.6 million, or 30%, for the six months ended June 30, 2013 as compared to the same period of 2012, primarily due to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for current existing and new customers, combined with revenue attributable to customers acquired through our ttMobiles and Symphony strategic acquisitions.

Our strategic consulting, software licenses and other revenue increased $2.3 million, or 30%, for the six months ended June 30, 2013 as compared to the same period of 2012, primarily due to increases in strategic sourcing and consulting revenue of $2.1 million, and other revenues of $0.8 million.  These increases were partially offset by a $0.7 million decrease in software license fee revenue.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2012	2013	$	%	2012	2013	$	%
Recurring technology and services	$14,797	$18,871	$4,074	28%	$29,113	$37,626	$8,513	29%
Strategic consulting, software licenses and other	1,789	1,965	176	10%	3,247	4,026	779	24%
Total cost of revenue	$16,586	$20,836	$4,250	26%	$32,360	$41,652	$9,292	29%

Gross profit	$19,671	$25,571	$5,900	30%	$38,044	$49,615	$11,571	30%

Gross margin	54%	55%			54%	54%

Our recurring technology and services cost of revenue increased $4.1 million for the three months ended June 30, 2013 as compared to the same period in 2012.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $3.6 million and an increase in travel-related expenses and other infrastructure costs of $0.5 million.  The increases in personnel-related costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.

Our strategic consulting, software licenses and other cost of revenue increased $0.2 million for the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $0.3 million.  The increases were related to an increase in strategic consulting revenue.

As a percentage of revenue, gross profit increased to 55% for the three months ended June 30, 2013 as compared to 54% for the same period in 2012.  This increase in gross margin was primarily due to the cost efficiencies gained from migrated customers operating on our platform and an increase in strategic consulting, software licenses and other revenues, which can have a higher gross margin than other sources of revenue.  The $5.9 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Our recurring technology and services cost of revenue increased $8.5 million for the six months ended June 30, 2013 as compared to the same period in 2012.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $7.6 million, an increase in travel-related expenses and other infrastructure costs of $0.7 million and an increase in outside contractor costs of $0.2 million.  The increases in personnel-related costs, travel-related expenses and other infrastructure costs and outside contractor costs were primarily attributable to providing support for customer growth in our recurring technology and services business.

Our strategic consulting, software licenses and other cost of revenue increased $0.8 million for the six months ended June 30, 2013 as compared to the same period in 2012, primarily as a result of a $0.4 million increase in salary and other compensation-related costs and a $0.4 million increase in the costs associated with our sales of telecommunication accessories related to our mobile business.  The increases were related to strategic consulting revenues and higher telecommunication accessories, respectively.

As a percentage of revenue, gross profit was 54% for each of the six months ended June 30, 2012 and 2013.  The $11.6 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended June 30,						Six Months Ended June 30,
	2012		2013				2012		2013
		% of		% of	Change			% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$5,913	16%	$8,205	18%	$2,292	39%	$11,457	16%	$15,597	17%	$4,140	36%
General and administrative	7,046	19%	8,669	19%	1,623	23%	13,747	20%	16,796	18%	3,049	22%
Research and development	4,174	12%	4,804	10%	630	15%	7,863	11%	9,749	11%	1,886	24%
Depreciation and amortization	1,996	6%	2,548	5%	552	28%	3,871	5%	5,037	6%	1,166	30%
Restructuring charge	—	0%	499	1%	499	*	—	0%	654	1%	654	*
Total operating expense	$19,129	53%	$24,725	53%	$5,596	29%	$36,938	52%	$47,833	52%	$10,895	29%

* = Not meaningful

Sales and marketing expense.  Our sales and marketing expense increased $2.3 million for the three months ended June 30, 2013 as compared to the same period of 2012, primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $2.0 million, as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities, and an increase in travel expense of $0.3 million as a result of the increased headcount.

Our sales and marketing expense increased $4.1 million for the six months ended June 30, 2013 as compared to the same period of 2012, primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $3.8 million, as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities, and an increase in travel and other expenses of $0.3 million as a result of the increased headcount.

General and administrative expense.  Our general and administrative expenses increased $1.6 million for the three months ended June 30, 2013 as compared to the same period of 2012, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.8 million, including increased employee compensation and benefits of $0.3 million as a result of increased headcount and stock-based compensation expense of $0.5 million as a result of the increased value of the annual stock-based equity awards, facility and overhead costs of $0.4 million, primarily attributable to the overhead costs associated with additional facilities, and professional fees of $0.3 million, primarily due to legal fees related to the oneTEM acquisition and the class action lawsuit.

Our general and administrative expenses increased $3.0 million for the six months ended June 30, 2013 as compared to the same period of 2012, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.8 million, including increased employee compensation and benefits of $0.8 million as a result of increased headcount and stock-based compensation expense of $1.0 million as a result of the increased value of the annual stock-based equity awards, facility and overhead costs of $1.0 million, primarily attributable to the overhead costs associated with additional facilities, and professional fees of $0.3 million, primarily due to legal fees related to the oneTEM acquisition and the class action lawsuit.

Research and development expense.  Our research and development expenses increased $0.6 million for the three months ended June 30, 2013 as compared to the same period of 2012, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $0.8 million primarily arising from increased headcount.  This increase in personnel-related costs was slightly offset by a $0.2 million decrease in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale for increased demand.

Our research and development expenses increased $1.9 million for the six months ended June 30, 2013 as compared to the same period of 2012, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $1.7 million primarily arising from increased headcount.  In addition, we incurred a $0.2 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale for increased demand.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $0.6 million for the three months ended June 30, 2013 as compared to the same period of 2012, due to an increase in amortization expense of $0.6 million.  The increase in amortization expense was result of higher intangible assets as result of the Symphony acquisition and, to a lesser extent, the oneTEM acquisition. Depreciation expense of $0.5 million was comparable for the respective three-month periods ended June 30, 2013 and 2012.

Depreciation and amortization expenses increased $1.2 million for the six months ended June 30, 2013 as compared to the same period of 2012, due to an increase in amortization expense of $1.2 million.  The increase in amortization expense was result of higher intangible assets as result of the Anomalous, ttMobiles and Symphony acquisitions and, to a lesser extent, the oneTEM acquisition. Depreciation expense of $1.0 million was comparable for the respective six-month periods ended June 30, 2013 and 2012.

Restructuring charge. The restructuring charge recorded in the three months ended June 30, 2013 was a result of a lease termination agreement executed with the landlord of our NewJersey office space acquired as part of the acquisition of HCL-EMS. The agreement terminates the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million. We recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement.

The restructuring charge recorded during the six months ended June 30, 2013 was a result of a lease termination agreement executed with the landlord of our NewJersey office space acquired as part of the acquisition of HCL-EMS. The agreement terminates the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million. We recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement and $0.1 million restructuring charge as a result of the Company’s inability to sublease the office space in the time period originally expected.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2012	2013		$2012	2013	$
Interest expense	$(192)	$(100)	92	$(427)	$(263)	164
Interest income	21	16	(5)	38	35	(3)
Other income	—	203	203	—	766	766

Interest Expense.  The decrease in interest expense for the three and six months ended June 30, 2013 as compared to the same periods of 2012 was a result of the higher average debt balance in 2012 related to the HCL-EMS, Telwares, Anomalous and ttMobiles deferred consideration balances.

Interest Income.  Interest income was comparable for the respective three and six-month periods ended June 30, 2013 and 2012.

Other income.                    Other income for the three months ended June 30, 2013 primarily consisted of the $0.1 million reduction in the Symphony deferred cash consideration as a result of a net asset shortfall adjustment.

Other income for the six months ended June 30, 2013 primarily consisted of the $0.4 million reduction in the Telwares deferred cash consideration as a result of not achieving certain recurring revenue targets, a $0.2 million adjustment of the HCL-EMS year two earn-out estimate to actual and a $0.1 million reduction in the Symphony deferred cash consideration as a result of a net asset shortfall adjustment.

Income Tax Provision

Income tax provision.  Our income tax provision increased $0.4 million and $0.5 million for the three and six months ended June 30, 2013, respectively, as compared to the same periods of 2012, due to an increase in deferred income taxes related to tax amortization taken on indefinite-lived intangible assets from the Symphony acquisition, a reduction of Tangoe Canada’s R&D tax credit reserve and income tax expense related to our Indian subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of June 30, 2013, we had cash and cash equivalents of $44.1 million and accounts receivable of $39.8 million and amounts due under various debts and credit facilities of $13.6 million. In April 2012, we raised $37.8 million in net proceeds through a follow-on public offering of our common stock.    We intend to use the proceeds from this offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. Our remaining outstanding debt relates to the deferred consideration for the HCL-EMS, ProfitLine, Symphony and oneTEM acquisitions and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	June 30,
(in thousands)	2012	2013
Cash and cash equivalents	$50,211	$44,056

	Six Months Ended June 30,
(in thousands)	2012	2013
Net cash provided by operating activities	$7,542	$10,650
Net cash used in investing activities	(9,952)	(10,602)
Net cash provided by (used in) financing activities	37,555	(5,976)
Effect of exchange rate on cash	(110)	(227)
Net increase (decrease) in cash and cash equivalents	$35,035	$(6,155)

Cash Flows from Operating Activities

Operating activities provided $10.7 million of net cash during the six months ended June 30, 2013, which resulted from our net income of $1.7 million for the six months ended June 30, 2013 principally supplemented by non-cash charges of stock-based compensation of $6.5 million, depreciation and amortization of $5.0 million and other non-cash charges of $1.0 million and cash provided by an increase in deferred revenue of $1.0 million.  Cash provided by operating activities was adversely impacted by a $2.3 million decrease in accounts payable and accrued expenses, a $1.5 million increase in accounts receivable and a $0.7 million decrease in fair value of contingent consideration during the six months ended June 30, 2013.

Operating activities provided $7.5 million of net cash during the six months ended June 30, 2012, which resulted from our net income of $0.5 million for the six months ended June 30, 2012 principally supplemented by non-cash charges of depreciation and amortization of $3.9 million,  stock-based compensation of $3.8 million and other non-cash charges of $0.4 million and cash provided by a decrease in prepaid expenses and other assets of $0.6 million. Cash provided by operating activities was adversely impacted by a $0.9 million decrease in accrued liabilities and a $0.8 million decrease in deferred revenue during the six months ended June 30, 2012.

Cash Flows from Investing Activities

Cash used in investing activities totaled $10.6 million during the six months ended June 30, 2013 and consisted of $9.6 million paid in connection with the Telwares, Anomalous, ttMobiles, Symphony and oneTEM acquisitions, net of cash acquired and capital expenditures of $1.0 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $10.0 million during the six months ended June 30, 2012 and consisted of $9.2 million paid in connection with the 2012 acquisitions, net of cash acquired and capital expenditures of $0.8 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $6.0 million during the six months ended June 30, 2013 primarily consisting of $6.2 million of cash used to repurchase our common stock, which includes $1.7 million of cash paid for shares repurchased in trades entered in 2012 which settled in 2013, and debt repayments of $0.4 million partially offset by proceeds from the exercise of stock options and stock warrants of $0.7 million.

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

Contractual Obligations

The following table summarizes our material contractual obligations at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
	Less than				More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$21,546	$6,728	$12,636	$2,092	$90
Capital lease and other obligations	403	381	22	—	—
Interest on capital lease obligations	16	15	1	—	—
Symphony deferred purchase price	6,206	6,206
ProfitLine deferred purchase price	4,500	4,500	—	—	—
HCL-EMS contingent consideration	1,891	1,891	—	—	—
oneTEM deferred purchase price	616	460	104	52
	$34,562	$20,181	$12,763	$2,144	$90

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

•                  ProfitLine deferred purchase price consists of $4.5 million of deferred cash consideration payable on June 19, 2013, which was paid in July 2013.

•                  HCL-EMS contingent consideration consists of a payment payable following the second anniversary of the HCL-EMS closing date of January 25, 2011.

•                  oneTEM deferred purchase price consists of $0.6 million, which includes $0.4 million of deferred purchase price payable on the April 18, 2014 and contingent consideration totaling $0.2 million payable following the next 4 anniversaries of the oneTEM closing date of April 18, 2013.

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

Interest Rate Risk

At June 30, 2013, we had unrestricted cash and cash equivalents totaling $44.1 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -OTHER INFORMATION

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

On March 1, 2013, Lewis Stein, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Stein v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 30, 2013, Mr. Stein and another purported purchaser of our common stock, James Gibson, filed a motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  The court held a hearing on May 13, 2013 to appoint a lead plaintiff and lead counsel for all of the cases consolidated with this action.  The court denied without prejudice Mr. Stein’s and Mr. Gibson’s motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  On May 17, 2013, Mr. Gibson withdrew his request to be appointed as lead plaintiff in connection with this putative class action, and Mr. Stein filed a renewed request to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel.  The court has not yet ruled on Mr. Stein’s renewed motion.  The outcome of this matter is not presently determinable.

On March 15, 2013, Calvin Rector, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Rector v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 3, 2013, the Court consolidated this case with the Stein case discussed above.  Mr. Rector has not moved to be appointed lead plaintiff in the consolidated Stein case.  The outcome of this matter is not presently determinable.

On April 12, 2013, Timothy Kelley, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Kelley v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 26, 2013, the court consolidated the case with the Stein case discussed above.  Mr. Kelley has not moved to be appointed lead plaintiff in the consolidated Stein case. The outcome of this matter is not presently determinable.

Item 1A. Risk Factors

Risks Related to Our Business and Our Industry

We have had a history of losses since our incorporation in February 2000.

We were incorporated in February 2000.  We experienced net losses of $2.6 million in 2009, $1.8 million in 2010 and $3.0 million in 2011. Although we were profitable for the year ended December 31, 2012 and the six months ended June 30, 2013 with net income of $3.0 million and $1.7 million, respectively, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.   As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

•                  the timing of collection of payments from channel partners;

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

As of August 2, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 20.2% of our outstanding common stock.  As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to August 2, 2013, the trading prices of our stock have ranged from $8.01 to $23.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of August 2, 2013, there were 6,972,247 shares subject to outstanding options and 772,365 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of August 2, 2013, there were 10,710 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

Set forth below is information regarding our issuance of shares of common stock upon the exercise of warrants during the three months ended June 30, 2013, to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, including the consideration, if any, received by us in connection with these transactions.  The shares issued upon these warrant exercises were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.  No underwriters were involved in any such issuances.

(1)         On April 7, 2013, we issued 3,187 shares of common stock to Christopher Fraser, pursuant to an exercise of a warrant we had granted to him on May 23, 2006.  We received proceeds of $3,187 related to this warrant exercise.

(2)     On April 27, 2013, we issued 10,647 shares of common stock to Denise Nesi, pursuant to the exercise of a warrant for 7,098 shares of common stock we had granted to her on May 23, 2006 and the exercise of a warrant for 3,549 shares of common stock we had granted to her on June 30, 2009.  We received proceeds of $25,186 related to these warrant exercises.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				(d)
			(c)	Maximum Number (or
	(a)	(b)	Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)

				$14,065,753
April 1, 2013 - April 30, 2013	245,959	$12.20	245,959	$11,065,932
May 1, 2013 - May 31, 2013	—	$0.00	—	$11,065,932
June 1, 2013 - June 30, 2013	—	$0.00	—	$11,065,932

Total	245,959	$12.20	245,959	$11,065,932

(1)       On November 28, 2012, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $20 million of our outstanding common stock on the open market or in privately negotiated transactions.

(2)       The Average Price Paid per Share includes broker commissions.

Item 6.   Exhibits

Exhibit
No.	Description of Exhibit

10.1	2011 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive proxy Statement on Schedule 14A filed by the registrant on April 22, 2013)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Tangoe, Inc.

Date: August 9, 2013	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer