Form 10-Q
period 2013-09-30
TANGOE INC
filed 2013-11-12
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 38,243,892 shares of our common stock outstanding on November 1, 2013.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		September 30,
	December 31,	2013
	2012	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,211	$42,258
Accounts receivable, less allowances of $198 and $345, respectively	38,309	40,656
Prepaid expenses and other current assets	3,384	5,177
Total current assets	91,904	88,091

COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,999	4,248

OTHER ASSETS:
Intangible assets-net	44,249	38,766
Goodwill	65,825	65,993
Security deposits and other non-current assets	1,291	981
TOTAL ASSETS	$207,268	$198,079

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,128	$9,494
Accrued expenses	12,035	9,442
Deferred revenue-current portion	9,648	9,695
Notes payable-current portion	22,443	3,372
Other current liabilities	305	533
Total current liabilities	53,559	32,536

OTHER LIABILITIES:
Deferred rent and other non-current liabilities	3,543	3,477
Deferred revenue-less current portion	1,415	1,566
Notes payable-less current portion	131	201
Total liabilities	58,648	37,780

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2012 and September 30, 2013; 37,613,327 and 38,125,858 shares issued and outstanding as of December 31, 2012 and September 30, 2013, respectively	4	4
Additional paid-in capital	191,581	200,762
Warrants for common stock	10,610	10,610
Accumulated deficit	(53,757)	(50,528)
Other comprehensive gain (loss)	182	(549)
Total stockholders’ equity	148,620	160,299
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$207,268	$198,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenue:
Recurring technology and services	$36,138	$42,623	$98,969	$124,056
Strategic consulting, software licenses and other	4,000	4,997	11,573	14,831
Total revenue	40,138	47,620	110,542	138,887

Cost of revenue:
Recurring technology and services	16,696	19,019	45,809	56,645
Strategic consulting, software licenses and other	1,588	2,327	4,835	6,353
Total cost of revenue	18,284	21,346	50,644	62,998

Gross profit	21,854	26,274	59,898	75,889

Operating expenses:
Sales and marketing	6,275	8,504	17,732	24,101
General and administrative	8,083	8,953	21,830	25,749
Research and development	4,263	4,907	12,126	14,656
Depreciation and amortization	2,297	2,586	6,168	7,623
Restructuring charge	—	—	—	654
Income from operations	936	1,324	2,042	3,106

Other income (expense), net
Interest expense	(256)	(89)	(683)	(352)
Interest income	22	15	60	50
Other income	—	327	—	1,093
Income before income tax provision	702	1,577	1,419	3,897
Income tax provision	121	22	308	668
Net income	$581	$1,555	$1,111	$3,229

Income per common share:
Basic	$0.02	$0.04	$0.03	$0.09
Diluted	$0.01	$0.04	$0.03	$0.08

Weighted average number of common shares:
Basic	37,410	37,698	36,079	37,546
Diluted	40,963	40,872	39,616	40,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(in thousands)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013

Net income	$581	$1,555	$1,111	$3,229
Foreign currency translation adjustment	556	427	309	(731)
Total comprehensive income	$1,137	$1,982	$1,420	$2,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2013

(in thousands, except share amounts)

	Common Stock		Additional	Common		Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Income (loss)	Equity
Balance December 31, 2012	37,480,710	$4	$191,581	$10,610	$(53,757)	$182	$148,620
Net income	—	—	—	—	3,229	—	3,229
Foreign currency translation adjustment	—	—	—	—	—	(731)	(731)
Issuance of shares to employees and board of directors	64,966	—	363	—	—	—	363
Issuance of shares from exercise of stock options	847,134	—	3,912	—	—	—	3,912
Issuance of shares from exercise of stock warrants	14,907	—	34	—	—	—	34
Issuance of shares from vesting of restricted stock units	84,100	—	—	—	—	—	—
Repurchase of common stock	(365,959)	—	(4,538)	—	—	—	(4,538)
Stock-based compensation	—	—	9,410	—	—	—	9,410
Balance September 30, 2013	38,125,858	$4	$200,762	$10,610	$(50,528)	$(549)	$160,299

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2012	2013
Operating activities:
Net income	$1,111	$3,229
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	570	280
Amortization of leasehold interest	(74)	(74)
Depreciation and amortization	6,168	7,623
Increase (decrease) in deferred rent liability	34	(36)
Amortization of marketing agreement intangible assets	119	194
Allowance for doubful accounts	—	68
Deferred income taxes	75	282
Stock based compensation	6,539	9,773
Restructuring charge	—	654
Foreign exchange adjustment	40	(138)
Decrease in fair value of contingent consideration	—	(1,041)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(826)	(2,465)
Prepaid expenses and other assets	783	(1,048)
Other assets	(136)	127
Accounts payable	459	195
Accrued expenses	113	(1,656)
Deferred revenue	(1,440)	616
Net cash provided by operating activities	13,535	16,583
Investing activities:
Purchases of computers, furniture and equipment	(1,333)	(1,800)
Cash paid in connection with acquisitions, net of cash received	(38,410)	(19,543)
Net cash used in investing activities	(39,743)	(21,343)
Financing activities:
Repayment of debt	(2,986)	(745)
Proceeds from repayment of notes receivable	93	—
Repurchase of common stock	—	(6,235)
Proceeds from exercise of stock options and stock warrants	3,741	3,946
Proceeds from follow on offering, net of issuance costs	37,729	—
Net cash provided by (used in) financing activities	38,577	(3,034)

Effect of exchange rate on cash	(40)	(159)

Net increase (decrease) in cash and cash equivalents	12,329	(7,953)
Cash and cash equivalents, beginning of period	43,407	50,211
Cash and cash equivalents, end of period	$55,736	$42,258

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Symphony Teleca Services, Inc.

On August 8, 2012, the Company entered into an Asset Purchase Agreement (the “Symphony Purchase Agreement”) with Symphony Teleca Services, Inc., a Delaware corporation (“Symphony”), under which the parties agreed to the purchase by the Company of Symphony’s telecommunications expense management business (the “TEM Business”) through an asset purchase (the “Symphony Acquisition”).  As part of the Symphony Acquisition and also on August 8, 2012, a newly formed subsidiary of the Company, Tangoe India Softek Services Private Limited, an Indian private limited company (“Tangoe India”), entered into a Business Purchase Agreement (the “Indian Purchase Agreement”) with Symphony Services Corporation (India) Private Limited (“Symphony India”) with respect to the purchase of certain assets and hiring of employees of the acquired business located in India.  On the same day, the Symphony Acquisition was effected in accordance with the terms of the Symphony Purchase Agreement.  At the closing of the Symphony Acquisition, the Company acquired the TEM Business for net consideration of $40.2 million, subject to certain adjustments (the “Cash Purchase Price”), payable as described below, plus an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013.  No earn-out is payable because the revenue targets were not achieved.  The Cash Purchase Price, after giving effect to certain adjustments, is payable as follows: (i) approximately $29.2 million in cash paid at the closing, (ii) approximately $4.4 million in cash payable on the six-month anniversary of the closing, which includes $2.5 million related to the Indian Purchase Agreement, and (iii) approximately $6.4 million in cash payable on the one-year anniversary of the closing.  As part of the Symphony Acquisition, the Company acquired a balance sheet for the TEM Business, which included net assets of approximately $5.4 million.  The Company made the six-month anniversary payment of $4.4 million in February 2013.   The full installment due on August 8, 2013 of approximately $6.4 million, and amounts that became payable under the earn-out, were subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations related to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities were subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  The Company made a payment on the one-year anniversary of the closing in the amount of $4.9 million, consisting of the one-year anniversary payment of $6.4 million less $1.3 million withheld pending the resolution of certain indemnity matters, and less a net asset adjustment based on the final closing balance sheet of $0.2 million.  In October 2013, the Company and Symphony resolved the indemnity matters and the Company paid the $1.3 million that it had previously deducted from the one-year anniversary payment.  During a post-closing transition period that lasted through February 2013, Symphony and Symphony India provided to the Company certain transition services pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  These services included making available to the Company on a continuing basis the services previously provided by Symphony India to the TEM Business.

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

oneTEM GmbH

On April 18, 2013 (“oneTEM Closing Date”), the Company entered into a Share Purchase Agreement (the “oneTEM Purchase Agreement”), with the holders of all of the issued share capital of oneTEM GmbH, a private limited company incorporated in Germany (“oneTEM”), under which the Company agreed to purchase all of the issued share capital of oneTEM (the “oneTEM Share Purchase”).  This acquisition reflects the Company’s continued strategy to expand in the European marketplace.   On the oneTEM Closing Date, the oneTEM Share Purchase was effected in accordance with the terms of the oneTEM Purchase Agreement, with the Company acquiring all of the outstanding equity of oneTEM for aggregate consideration of (i) €0.9 million in cash paid at the closing, and (ii) deferred consideration of €0.4 million in cash payable on the first anniversary of the closing.  In addition, the Company is obligated to pay additional deferred cash consideration following the first four anniversaries of the oneTEM Closing Date, pursuant to an earn-out formula based upon the business beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent consideration at €0.2 million. The purchase is subject to a net asset adjustment pursuant to which the purchase price would be increased or decreased to the extent the net asset position of oneTEM is more or less than a specified target.  The deferred consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement until the deferred consideration is paid in full.  The Company has included the operating results of oneTEM in its consolidated financial statements since the date of acquisition, including $0.3 million of strategic consulting, software licenses and other revenue.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2012 and 2013 as if the acquisitions of Anomalous, ttMobiles and oneTEM occurred at the beginning of 2012.  Due to the inability of the Company to anticipate and estimate on a forward-looking basis incremental costs allocated to the Symphony TEM Business by Symphony and the uncertainty and difficulty of calculating the specific costs required to meaningfully present the effects of the acquisition and the costs of operating the Symphony TEM Business, the Company has not included the Symphony TEM Business in the unaudited pro forma results for the three and nine months ended September 30, 2012 below.  The unaudited pro forma revenue for the Symphony TEM Business was $2.4 million for the period of July 1, 2012 through August 8, 2012, the acquisition date, and $13.0 million for the period of January 1, 2012 through August 8, 2012, the acquisition date.  The unaudited pro forma revenue for the Symphony TEM Business for the three and nine months ended September 30, 2012 is not included in the unaudited pro forma results below.  These results are not intended to reflect the actual operations of the Company had these acquisitions occurred at January 1, 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2013	2012	2013

Revenue	$40,458	$47,620	$113,337	$139,138
Operating income	967	1,324	2,128	3,004
Net income	584	1,555	1,094	3,127
Basic income per common share	$0.02	$0.04	$0.03	$0.08

Diluted income per common share	$0.01	$0.04	$0.03	$0.08

3. Income per Share Applicable to Common Stockholders

The following table sets forth the computations of income per share applicable to common stockholders for the three and nine months ended September 30, 2012 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2012	2013	2012	2013

Basic net income per common share

Net income	$581	$1,555	$1,111	$3,229

Basic income per common share	$0.02	$0.04	$0.03	$0.09

Weighted-average common shares outstanding	37,410	37,698	36,079	37,546

Diluted net income per common share

Net income	$581	$1,555	$1,111	$3,229

Diluted income per common share	$0.01	$0.04	$0.03	$0.08

Weighted-average common shares used to compute diluted net income per share	40,963	40,872	39,616	40,240

Diluted income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	2,169	2,315	2,169	2,565
Outstanding restricted stock units	176	476	173	587
Common stock warrants	10	7	10	9

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

4. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	September 30,
(in thousands)	2012	2013

Computers and software	$10,018	$11,499
Furniture and fixtures	1,032	1,174
Leasehold improvements	1,166	1,360
	12,216	14,033
Less accumulated depreciation	(8,217)	(9,785)
Computers, furniture and equipment-net	$3,999	$4,248

Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2012 and September 30, 2013. Accumulated depreciation on equipment under capital leases totaled approximately $2.0 million and $2.3 million as of December 31, 2012 and September 30, 2013, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $1.5 million and $1.6 million for the nine months ended September 30, 2012 and 2013, respectively.

5.     Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2012 and September 30, 2013:

			Weighted
	December 31,	September 30,	Average Useful
(in thousands)	2012	2013	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(766)	(864)
Patents, net	288	190
Technological know-how	15,141	15,070	6.1
Less: accumulated amortization	(4,913)	(7,126)
Technological know-how, net	10,228	7,944
Customer relationships	37,358	37,879	8.7
Less: accumulated amortization	(10,793)	(14,052)
Customer relationships, net	26,565	23,827
Convenants not to compete	881	1,159	2.0
Less: accumulated amortization	(517)	(830)
Convenants not to compete, net	364	329
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(293)	(486)
Strategic marketing agreement, net	5,910	5,717
Tradenames	843	877	3.8
Less: accumulated amortization	(196)	(365)
Tradenames, net	647	512
Trademarks	247	247	Indefinite
Intangible assets, net	$44,249	$38,766

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The related amortization expense of intangible assets for the nine months ended September 30, 2012 and 2013 was $4.7 million and $6.1 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at September 30, 2013 is as follows:

(in thousands)
October 1, 2013 to December 31, 2013	$2,118
2014	7,563
2015	6,100
2016	5,782
2017	6,026
Thereafter	10,930
Total	$38,519

The following table presents the changes in the carrying amounts of goodwill for the nine months ended September 30, 2013.

Carrying
(in thousands)	Amount

Balance at December 31, 2012	$65,825
oneTEM	655
Foreign exchange translation effect	(487)
Balance at September 30, 2013	$65,993

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

6.                   Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 and of certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. (“Telwares”) in March 2011.  The original charge reflected the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During the three months ended March 31, 2013, the Company recorded an adjustment of $0.1 million to the original restructuring charge as a result of the Company’s inability to sublease the office space in the time period originally expected.  During the nine months ended September 30, 2013, the Company negotiated a lease termination agreement with the landlord of its New Jersey office space.  The agreement terminated the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million.  The Company recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement.  The liability related to the restructuring charge is included in other current liabilities on the Company’s condensed consolidated balance sheet. The following table summarizes the activity in the liabilities related to the restructuring charge for the nine months ended September 30, 2013:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Other Costs	Total

Remaining liability at December 31, 2012	$613	$(8)	$605

Cash payments	(736)	—	(736)
Non-cash charges and other	2	8	10
Restructuring charge	654	—	654
Remaining liability at September 30, 2013	533	0	533

	Less: current portion		(533)
	Long-term portion		$0

7.                   Debt

As of December 31, 2012 and September 30, 2013, debt outstanding included the following:

	December 31,	September 30,
(in thousands)	2012	2013

HCL-EMS contingent consideration, net of unamortized discount of $12 and $0 at December 31, 2012 and September 30, 2013, respectively. Payable as described below.	$2,046	$891

Deferred Telwares purchase price, net of unamortized discount of $24 and $0 at December 31, 2012 and September 30, 2013, respectively.	1,226	—

Deferred ProfitLine purchase price, net of unamortized discount of $62 and $0 at December 31, 2012 and September 30, 2013, respectively. Payable as described below.	4,438	23

Deferred Anomalous purchase price, net of unamortized discount of $1 and $0 at December 31, 2012 and September 30, 2013, respectively.	978	—

Deferred ttMobiles purchase price, net of unamortized discount of $10 and $0 at December 31, 2012 and September 30, 2013, respectively.	2,420	—

Deferred Symphony purchase price, net of unamortized discount of $128 and $0 at December 31, 2012 and September 30, 2013, respectively. Payable as described below.	10,662	1,279

Deferred oneTEM purchase price and contingent consideration, net of unamortized discount of $111 at September 30, 2013. Payable as described below.	—	660

Capital lease and other obligations	804	720
Total notes payable	$22,574	$3,573
Less current portion	$(22,443)	$(3,372)
Notes payable, less current portion	$131	$201

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Contingent HCL-EMS Consideration

The purchase consideration for the acquisition of HCL-EMS includes deferred cash consideration. The deferred cash consideration includes contingent cash payments following each of the first and second anniversaries of the closing date of the HCL-EMS acquisition on January 25, 2011 (the “HCL-EMS Closing Date”), pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the Asset Purchase Agreement entered into in December 2010 in connection with the HCL-EMS acquisition (the “HCL-EMS APA”). No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS.  In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million.  In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.  The only adjustments to the balance in 2013 were the accretion of imputed interest, the adjustment of the second year earn-out estimate to actual and the partial payment of the second year earn-out.

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

Deferred ProfitLine Purchase Price

On December 19, 2011, the Company and Snow Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the “Acquisition Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ProfitLine, Inc., a Delaware corporation (“ProfitLine”), and Doug Carlisle, solely in his capacity as Stockholder Representative under the Merger Agreement, under which the parties agreed to the merger of the Acquisition Sub with and into ProfitLine (the “Merger”) with ProfitLine surviving the Merger as a wholly owned subsidiary of the Company.  The purchase consideration for the acquisition of ProfitLine included deferred cash consideration consisting of payments of $9.0 million in installments of $4.5 million each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement.  The Company paid $4.1 million in December 2012, which represented the first installment of $4.5 million less indemnity claims of $0.4 million. The Company paid $4.1 million in July 2013, which represented the second and final installment of $4.5 million less indemnity claims of $0.4 million.  One payee, who was entitled to receive $23,000, did not respond to the Company’s communications until October 2013, and therefore the $23,000 was withheld by the Company until October 2013.  No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company’s weighted-average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration was unsecured.  The only adjustments to the balance in 2013 were the accretion of imputed interest and the payment of the second and final installment.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

Deferred Symphony Purchase Price

As described in Note 2, the purchase consideration for the acquisition of the Symphony TEM Business included deferred cash consideration.  The deferred cash consideration included payments of $4.4 million in cash payable on the six-month anniversary of the closing of the Symphony acquisition, which included $2.5 million of consideration related to the Indian Purchase Agreement, and $6.4 million in cash payable on the twelve-month anniversary of closing of the Symphony Acquisition.  In addition, the acquisition consideration included an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013.  No earn-out is payable because the revenue targets were not achieved.  The Company made the six-month anniversary payment of $4.4 million in February 2013.  The Company made a payment on the one-year anniversary of the closing in the amount of $4.9 million, consisting of the one-year anniversary payment of $6.4 million less $1.3 million withheld pending the resolution of certain indemnity matters, and less a net asset adjustment based on the final closing balance sheet of $0.2 million.  In October 2013, the Company and Symphony resolved the indemnity matters and the Company paid the $1.3 million that it had previously deducted from the one-year anniversary payment. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on the Company’s weighted average cost of debt as of the date of the acquisition.  The obligation to pay the deferred cash consideration was unsecured.  The full installment due on August 8, 2013 of approximately $6.4 million and amounts that potentially could become payable under the earn-out were subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations related to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities were subject to limitations, including a threshold and deductible, certain caps and limited survival periods.   The only adjustments to the balance in 2013 were the accretion of imputed interest and the payment of the six- and twelve-month installments.

Deferred oneTEM Purchase Price

As described in Note 2, the purchase consideration for the acquisition of oneTEM includes deferred cash consideration.  The deferred cash consideration includes a payment of €0.4 million in cash payable on the first year anniversary of the closing of the oneTEM acquisition.  In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon the business beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent consideration at €0.2 million.  No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition.  The deferred consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement until the deferred consideration is paid.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

8.     Stockholders’ Equity

Common Stock—As of December 31, 2012 and September 30, 2013, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 37,613,327 and 38,125,858 were issued and outstanding, respectively.

During the nine months ended September 30, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 2.  During the nine months ended September 30, 2013, the Company cancelled and retired the 132,617 unvested and unregistered shares of its common stock.  Additionally, the Company issued 5,991 and 58,975 shares of its common stock to certain of its employees and members of its board of directors, respectively, during the nine months ended September 30, 2013 under the provisions of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”).

At the June 5, 2013 annual meeting of the Company’s stockholders, an amendment to the 2011 Plan to reserve an additional 1,000,000 shares of common stock for issuance under the 2011 Plan was approved by a majority of the Company’s stockholders.  The Company’s board of directors had previously approved such amendment.

In November 2012, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2013, the Company repurchased 365,959 shares of common stock at an average price per share, including broker commissions, of $12.40, for an aggregate purchase price of $4.5 million.

Preferred Stock—As of December 31, 2012 and September 30, 2013, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

Common Stock Warrants—During the nine months ended September 30, 2013, warrant holders exercised warrants to purchase a total of 14,907 shares of common stock.  The Company received proceeds of $34,700 related to these warrant exercises.

On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of September 30, 2013, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the nine months ended September 30, 2012 and 2013, the Company recorded $119,259 and $194,189, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value was marked to market on a quarterly basis until the warrant shares were earned and vested or expired unearned and unvested.

A summary of warrants exercised to purchase common stock during the nine months ended September 30, 2013 is presented below:

Number of
Stock
Warrants	Warrants

Outstanding at beginning of the year	25,617
Exercised	(14,907)
Issued	—
Cancelled	—
Outstanding at end of the period	10,710

Weighted average exercise price	$13.26

Stock Options—As of September 30, 2013, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.   The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over 4 years and expire 10 years after the date of the grant. During the nine months ended September 30, 2013, the Company’s board of directors granted options to purchase an aggregate of 463,475 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $14.25 per share.

A summary of the status of stock options issued pursuant to the Plans during the nine months ended September 30, 2013 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,854,369	$7.92
Granted	463,475	$14.25
Forfeited	(119,067)	$13.01
Exercised	(847,134)	$4.62
Outstanding at end of the period	6,351,643	$8.73	7.1

Exercisable at end of the period	3,933,447	$6.54	6.4

Available for future grants at September 30, 2013	1,018,338

The intrinsic values of options outstanding, vested and exercised during the nine months ended September 30, 2013 were as follows:

	2013
	Number of	Intrinsic
	Options	Value
Outstanding	6,351,643	$95,907,266
Vested	3,933,447	$68,020,878
Exercised	847,134	$12,276,044

During the nine months ended September 30, 2013, employees and former employees of the Company exercised options to purchase a total of 847,134 shares of common stock at exercise prices ranging from $0.25 to $20.39 per share. Proceeds from the stock option exercises totaled $3.9 million.

Restricted Stock Units—During the nine months ended September 30, 2013, the Company issued 627,534 restricted stock units to certain employees under the provisions of the 2011 Plan and 84,100 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the nine months ended September 30, 2013 had an aggregate value of $9.3 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 2 to 4 years.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the nine months ended September 30, 2013, the Company recorded stock-based compensation expenses of $3.0 million related to restricted stock units.

As of September 30, 2013, there was $9.3 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of restricted stock units issued pursuant to the Plans during the nine months ended September 30, 2013 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	221,314	$17.27
Granted	627,534	$14.85
Vested	(84,100)	$17.14
Forfeited	(1,050)	$15.08
Outstanding at end of the period	763,698	$15.30

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $6.5 million and $9.8 million for the nine months ended September 30, 2012 and 2013, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
Cost of goods sold	$362	$529	$947	$1,609
Sales and marketing expenses	586	978	1,455	2,747
General and administrative expenses	1,643	1,551	3,727	4,664
Research and development	164	244	410	753
Total stock-based employee compensation	$2,755	$3,302	$6,539	$9,773

Stock-based employee compensation expense for equity awards granted since January 1, 2006 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2013	$3,272
2014	11,718
2015	8,106
2016	2,333
2017	123
$25,552

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

The fair value of the options granted during 2013 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

2013

Expected dividend yield	0%
Risk-free interest rate	1.04% to 1.86%
Expected term (in years)	5.7 - 6.1 years
Expected volatility	56.34% - 56.84%

Based on the above assumptions, the weighted average fair value per share of stock options granted during the nine months ended September 30, 2013 was approximately $7.55.

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

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table discloses the assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 and the basis for that measurement:

	Fair Value Measurement at September 30, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,336	$18,336	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	198	––	––	198
	$19,425	$18,336	$—	$1,089

	Fair Value Measurement at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,094	$28,094	$—	$—
Contingent HCL-EMS acquisition consideration	2,046	—	—	2,046
	$30,140	$28,094	$—	$2,046

The changes in the fair value of the Level 3 liability for the nine months ended September 30, 2013 are as follows:

	Contingent acquisition consideration
	Nine Months Ended September 30, 2013
(in thousands)	HCL-EMS	oneTEM
Balance, beginning of period	$2,046	$—
Initial earn-out consideration	—	181
Imputed Interest	12	17
Cash payments	(1,000)	––
Second year earn-out adjustment	(167)	—
Balance, end of period	$891	$198

The Company’s investment in overnight money market institutional funds, which amounted to $28.1 million and $18.3 million at December 31, 2012 and September 30, 2013, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of September 30, 2013, there were no changes in the recognized amounts, except for the accretion of interest, adjustment of the second year earn-out estimate to actual and the partial payment of the second year earn-out.

The acquisition of oneTEM includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date, pursuant to an earn-out formula of 9% of annual recurring revenue generated from specified customers in the first year and then year-over-year increase in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

11.      Supplemental Cash Flow Information

Information about other cash flow activities during the nine months ended September 30, 2012 and 2013 is as follows:

	Nine months ended September 30,
(in thousands)	2012	2013

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$94	$65
Income tax payments	$284	$345

NON-CASH TRANSACTIONS:
Deferred purchase price in connection with Anomalous acquisition	$950	$—
Deferred purchase price in connection with ttMobiles acquisition	$2,315	$—
Deferred purchase price in connection with Symphony acquisition	$10,942	$––
Deferred purchase price in connection with oneTEM acquisition	$—	$616
Issuance of common stock in payment of board of directors fees	$20	$—
Cashless exercise of warrants	$479	$—

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

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between January 2014 and July 2015.

Rent expense, included in general and administrative expense, was approximately $3.6 million and $4.2 million for the nine months ended September 30, 2012 and 2013, respectively.

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

Deferred revenue.  Our deferred revenue consists of the amounts that have been invoiced but that have not yet been recognized as revenue, including advanced billed and undelivered portions of our Communication Management Platform subscriptions and related services, maintenance on our software licenses and implementation fees. We invoice our services to many of our customers in advance, with the intervals ranging from 1 to 12 months. We monitor our deferred revenue balance as this balance represents revenue to be recognized over the next 12 months except for a portion of implementation and software subscription fees.  Implementation fees are recognized ratably over twice the term of the contract, which we estimate to be the expected life of the customer relationship.  Software subscription fees are recognized ratably over the service period.  As of September 30, 2013, implementation fees and software subscription fees represented $2.5 million and $0.1million, respectively, of the $11.3 million deferred revenue balance.

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

On August 8, 2012, we acquired substantially all of the assets of the telecommunications expense management division of Symphony Teleca Services, Inc., or Symphony, pursuant to an asset purchase agreement, or the Symphony Purchase Agreement.  On the same date, a newly formed subsidiary of ours, Tangoe India Softek Services Private Limited, an Indian private limited company, or Tangoe India, entered into a business purchase agreement, or the Indian Purchase Agreement, with Symphony Services Corporation (India) Private Limited, or Symphony India, with respect to the purchase of certain assets and employees of the acquired business located in India.  The net purchase price was $40.2 million, which consisted of $29.2 million in cash paid at the closing, approximately $4.4 million in cash payable on the six-month anniversary of the closing, and approximately $6.4 million in cash payable on the one-year anniversary of the closing. In addition, the acquisition consideration included an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013.  No earn-out is payable because the revenue targets were not achieved.  We made the six-month anniversary payment of $4.4 million in February 2013.  The full installment due on August 8, 2013 of approximately $6.4 million, and amounts that potentially became payable under the earn-out, were subject to set-off rights that we had with respect to indemnities given by Symphony under the Symphony Purchase Agreement.  Among other things, these indemnity obligations related to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement.  Certain of the indemnities were subject to limitations, including a threshold and deductible, certain caps and limited survival periods.  We made a payment on the one-year anniversary of the closing in the amount of $4.9 million, consisting of the one-year anniversary payment of $6.4 million less $1.3 million withheld pending the resolution of certain indemnity matters, and less a net asset adjustment based on the final closing balance sheet of $0.2 million.  In October 2013, we and Symphony resolved the indemnity matters and we paid the $1.3 million that we had previously deducted from the one-year anniversary payment.  During a post-closing transition period that lasted through February 2013, Symphony and Symphony India provided to us certain transition services, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired.  These services included making available to us on a continuing basis the services previously provided by Symphony India to Symphony.  The transaction costs were immaterial and were expensed as incurred.

On April 18, 2013, we acquired all of the issued share capital of oneTEM GmbH, or oneTEM, a provider of strategic consulting services based in Germany.  The purchase price was approximately €1.5 million, which consisted of €0.9 million in cash paid at the closing and €0.4 million in cash payable on the first anniversary of the closing. In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon the business beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn out periods.  The earn-out period begins with the first full month after the closing and continues for four consecutive 12-month periods.  The fair value of the earn-out consideration was valued at €0.2 million, which was estimated by applying the income approach.  The transaction costs were immaterial and were expensed as incurred.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months.  Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  As of September 30, 2013, we managed a total of approximately $26.8 billion in annual communications expense as compared to approximately $22.6 billion in annual communications expense as of September 30, 2012.  Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend or number of mobile devices under management and additional charges to the extent those specified thresholds are exceeded. Prior to 2010, as a result of limited history regarding customer renewals, implementation fees related to subscription agreements for our Communications Management Platform with terms equal to or less than 36 months were recognized over 36 months and implementation fees related to subscription agreements with terms exceeding 36 months were recognized over the life of the agreement. In 2010, due to having greater evidence regarding customer renewals, we believed it was appropriate to extend the estimated expected life of the customer relationship to be equal to twice the contract life calculated on a per-customer basis and to recognize implementation fees ratably over this period. This change did not have a material impact on our consolidated financial statements. Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $46,323 and $72,000 of amortization as a contra-revenue charge during the three months ended September 30, 2012 and 2013, respectively and $119,259 and $194,189 of amortization as a contra-revenue charge during the nine months ended September 30, 2012 and 2013, respectively.

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

Other Income (Expense), Net

Other income (expense), net consists primarily of interest expense on our short and long-term debt, interest income on our cash and cash equivalents balance and for 2013 only, decrease in the fair value of contingent consideration. We have historically invested our cash in money market investments. We expect our interest income to vary in each reporting period depending on our average cash balances and interest rates.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2012 and 2013

The following table presents consolidated statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2012	% of revenue	2013	% of revenue	2012	% of revenue	2013	% of revenue
Revenue:
Recurring technology and services	$36,138	90%	$42,623	90%	$98,969	90%	$124,056	89%
Strategic consulting, software licenses and other	4,000	10%	4,997	10%	11,573	10%	14,831	11%
Total revenue	40,138	100%	47,620	100%	110,542	100%	138,887	100%
Cost of revenue:
Recurring technology and services	16,696	42%	19,019	40%	45,809	41%	56,645	41%
Strategic consulting, software licenses and other	1,588	4%	2,327	5%	4,835	4%	6,353	5%
Total cost of revenue(1)	18,284	46%	21,346	45%	50,644	46%	62,998	45%

Gross profit	21,854	54%	26,274	55%	59,898	54%	75,889	55%
Operating expense:
Sales and marketing (1)	6,275	16%	8,504	18%	17,732	16%	24,101	17%
General and administrative (1)	8,083	20%	8,953	19%	21,830	20%	25,749	19%
Research and development(1)	4,263	11%	4,907	10%	12,126	11%	14,656	11%
Depreciation and amortization	2,297	6%	2,586	5%	6,168	6%	7,623	5%
Restructuring charge	—	—	—	0%	—	0%	654	0%
Income from operations	936	2%	1,324	3%	2,042	2%	3,106	2%

Other income (expense), net
Interest expense	(256)	(1)%	(89)	0%	(683)	(1)%	(352)	0%
Interest income	22	0%	15	0%	60	0%	50	0%
Other income	—	—	327	1%	—	—	1,093	1%
Income before income tax provision	702	2%	1,577	3%	1,419	1%	3,897	3%
Income tax provision	121	0%	22	0%	308	0%	668	0%
Net income	$581	1%	$1,555	3%	$1,111	1%	$3,229	2%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$362	$529	$947	$1,609
Sales and marketing	586	978	1,455	2,747
General and administrative	1,643	1,551	3,727	4,664
Research and development	164	244	410	753
	$2,755	$3,302	$6,539	$9,773

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2012	2013	$	%	2012	2013	$	%
Recurring technology and services	$36,138	$42,623	$6,485	18%	$98,969	$124,056	$25,087	25%
Strategic consulting, software licenses and other	4,000	4,997	997	25%	11,573	14,831	3,258	28%
Total revenue	$40,138	$47,620	$7,482	19%	$110,542	$138,887	$28,345	26%

Our recurring technology and services revenue increased $6.5 million, or 18%, for the three months ended September 30, 2013 as compared to the same period of 2012.  Of this increase $5.9 million was attributable to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by a 27% increase in our total number of recurring revenue customers to 645 as of September 30, 2013, which amount excludes 333 acquisition customers for total recurring revenue customers of 978 as of September 30, 2013, from 508 as of September 30, 2012, which amount excludes 358 acquisition customers for total recurring revenue customers of 866 as of September 30, 2012.  The $0.6 million balance of our increase for the three months ended September 30, 2013 as compared to the same period in 2012 was attributable to an increase in revenue from customers acquired in connection with acquisitions since January 1, 2011 to $13.9 million for the three months ended September 30, 2013 from $13.3 million for the three months ended September 30, 2012 including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This increase was principally attributable to revenues from customers acquired in connection with an acquisition in the three months ended September 30, 2012 being included for the full three-month period ended September 30, 2013 as compared to only the portion of the three-month period ended September 30, 2012 following such acquisition.

Our strategic consulting, software licenses and other revenue increased $1.0 million, or 25%, for the three months ended September 30, 2013 as compared to the same period of 2012, primarily due to increases in strategic sourcing and consulting revenue of $1.1 million and telecommunication accessories sales revenue of $0.3 million.  These increases were partially offset by a $0.4 million decrease in software license fee and other revenues.

Our recurring technology and services revenue increased $25.1 million, or 25%, for the nine months ended September 30, 2013 as compared to the same period of 2012.  Of this increase $16.3 million was attributable to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by the increase in our total number of recurring revenue customers between September 30, 2012 and September 30, 2013 described above.  The $8.8 million balance of our increase for the nine months ended September 30, 2013 as compared to the same period in 2012 was attributable to an increase in revenue from customers acquired in connection with acquisitions since January 1, 2011 to $42.7 million for the nine months ended September 30, 2013 from $33.9 million for the nine months ended September 30, 2012 including  for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This increase was principally attributable to revenues from customers acquired in connection with an acquisition in the nine months ended September 30, 2012 being included for the full nine-month period ended September 30, 2013 as compared to only the portion of the nine-month period ended September 30, 2012 following such acquisition.

Our strategic consulting, software licenses and other revenue increased $3.3 million, or 28%, for the nine months ended September 30, 2013 as compared to the same period of 2012, primarily due to increases in  strategic sourcing and consulting revenue of $3.3 million, other revenue of $1.1 million and telecommunications accessories sales revenue of $0.7 million.  These increases were partially offset by a $1.1 million decrease in mobile activation revenue and $0.7 million decrease in software license fee revenue.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2012	2013	$	%	2012	2013	$	%
Recurring technology and services	$16,696	$19,019	$2,323	14%	$45,809	$56,645	$10,836	24%
Strategic consulting, software licenses and other	1,588	2,327	739	47%	4,835	6,353	1,518	31%
Total cost of revenue	$18,284	$21,346	$3,062	17%	$50,644	$62,998	$12,354	24%

Gross profit	$21,854	$26,274	$4,420	20%	$59,898	$75,889	$15,991	27%

Gross margin	54%	55%			54%	55%

Our recurring technology and services cost of revenue increased $2.3 million for the three months ended September 30, 2013 as compared to the same period in 2012.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $2.4 million and an increase in travel-related expenses and other infrastructure costs of $0.4 million.  The increases in personnel-related costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business. These increases were partially offset by a $0.5 million decrease in third-party contractor costs.

Our strategic consulting, software licenses and other cost of revenue increased $0.7 million for the three months ended September 30, 2013 as compared to the same period in 2012, primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $0.4 million and a $0.3 million increase in the costs associated with our sales of mobile telecommunications accessories as a result of increased sales volume.  The increase in personnel-related costs was related to an increase in strategic consulting revenue.

As a percentage of revenue, gross profit increased to 55% for the three months ended September 30, 2013 as compared to 54% for the same period in 2012.  This increase in gross margin was primarily due to the cost efficiencies gained from migrated customers operating on our platform and an increase in strategic consulting, software licenses and other revenues, which can have a higher gross margin than other sources of revenue.  The $4.4 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Our recurring technology and services cost of revenue increased $10.8 million for the nine months ended September 30, 2013 as compared to the same period in 2012.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $10.0 million and an increase in travel-related expenses and other infrastructure costs of $1.4 million.  The increases in personnel-related costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.  These increases were partially offset by a $0.5 million decrease in third-party contractor costs.

Our strategic consulting, software licenses and other cost of revenue increased $1.5 million for the nine months ended September 30, 2013 as compared to the same period in 2012, primarily as a result of a $0.9 million increase in salary and other compensation-related costs and a $0.6 million increase in the costs associated with our sales of mobile telecommunication accessories as a result of increased sales volume.  The increase in personnel-related costs was related to strategic consulting revenues.

As a percentage of revenue, gross profit increased to 55% for the nine months ended September 30, 2013 as compared to 54% for the same period in 2012.  This increase in gross margin was primarily due to the cost efficiencies gained from migrated customers operating on our platform and an increase in strategic consulting, software licenses and other revenues, which can have a higher gross margin than other sources of revenue.  The $16.0 million increase in gross profit in absolute dollars was primarily due to increased revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2012		2013				2012		2013
		% of		% of	Change			% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$6,275	16%	$8,504	18%	$2,229	36%	$17,732	16%	$24,101	17%	$6,369	36%
General and administrative	8,083	20%	8,953	19%	870	11%	21,830	20%	25,749	19%	3,919	18%
Research and development	4,263	11%	4,907	10%	644	15%	12,126	11%	14,656	11%	2,530	21%
Depreciation and amortization	2,297	6%	2,586	5%	289	13%	6,168	6%	7,623	5%	1,455	24%
Restructuring charge	—	0%	—	0%	—	*	—	0%	654	0%	654	*
Total operating expense	$20,918	52%	$24,950	52%	$4,032	19%	$57,856	52%	$72,783	52%	$14,927	26%

* = Not meaningful

Sales and marketing expense.  Our sales and marketing expense increased $2.2 million for the three months ended September 30, 2013 as compared to the same period of 2012, primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $2.2 million, as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities, and an increase in travel expense of $0.1 million as a result of the increased headcount.

Our sales and marketing expense increased $6.4 million for the nine months ended September 30, 2013 as compared to the same period of 2012, primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $6.0 million, as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities, and an increase in travel and other expenses of $0.4 million as a result of the increased headcount.

General and administrative expense.  Our general and administrative expenses increased $0.9 million for the three months ended September 30, 2013 as compared to the same period of 2012, primarily as a result of increases in facility and overhead costs of $0.6 million, primarily attributable to the overhead costs associated with additional facilities, and personnel-related costs, including salary and other compensation-related costs, of $0.3 million, as a result of increased headcount.

Our general and administrative expenses increased $3.9 million for the nine months ended September 30, 2013 as compared to the same period of 2012, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $2.0 million, including increased employee compensation and benefits of $1.1 million as a result of increased headcount and stock-based compensation expense of $0.9 million as a result of the increased value of the annual stock-based equity awards, facility and overhead costs of $1.7 million, primarily attributable to the overhead costs associated with additional facilities, and professional fees of $0.2 million, which includes accounting and legal fees.

Research and development expense.  Our research and development expenses increased $0.6 million for the three months ended September 30, 2013 as compared to the same period of 2012, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $0.7 million primarily arising from increased headcount.  This increase in personnel-related costs was slightly offset by a $0.1 million decrease in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale for increased demand.

Our research and development expenses increased $2.5 million for the nine months ended September 30, 2013 as compared to the same period of 2012, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $2.4 million primarily arising from increased headcount.  In addition, we incurred a $0.1 million increase in third-party consultant expenses.  The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale for increased demand.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $0.3 million for the three months ended September 30, 2013 as compared to the same period of 2012, partially due to an increase in amortization expense of $0.2 million.  The increase in amortization expense was result of higher intangible assets as result of the Symphony and oneTEM acquisitions   Depreciation expense of $0.5 million was comparable for the respective three-month periods ended September 30, 2013 and 2012.

Depreciation and amortization expenses increased $1.5 million for the nine months ended September 30, 2013 as compared to the same period of 2012, partially due to an increase in amortization expense of $1.4 million.  The increase in amortization expense was result of higher intangible assets as result of the Anomalous, ttMobiles and Symphony acquisitions and, to a lesser extent, the oneTEM acquisition. Depreciation expense of $1.5 million was comparable for the respective nine-month periods ended September 30, 2013 and 2012.

Restructuring charge.  The restructuring charge recorded during the nine months ended September 30, 2013 was a result of a lease termination agreement executed with the landlord of our New Jersey office space acquired as part of the acquisition of HCL-EMS.  The agreement terminated the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million.  We recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement and $0.1 million restructuring charge as a result of our inability to sublease the office space in the time period originally expected.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2012	2013		$2012	2013	$
Interest expense	$(256)	$(89)	167	$(683)	$(352)	331
Interest income	22	15	(7)	60	50	(10)
Other income	—	327	327	—	1,093	1,093

Interest Expense.  The decrease in interest expense for the three and nine months ended September 30, 2013 as compared to the same periods of 2012 was a result of the higher average debt balance in 2012 related to the HCL-EMS, Telwares, Anomalous and ttMobiles deferred consideration balances.

Interest Income.  Interest income was comparable for the respective three and nine-month periods ended September 30, 2013 and 2012.

Other Income.  Other income for the three months ended September 30, 2013 primarily consisted of a $0.3 million decrease in fair value of deferred cash consideration as a result of various matters related to the HCL and ProfitLine acquisitions.

Other income for the nine months ended September 30, 2013 primarily consisted of the $0.4 million reduction in the Telwares deferred cash consideration as a result of not achieving certain recurring revenue targets, $0.3 million reduction in the ProfitLine deferred cash consideration as a result of settlement of certain indemnity claims, a $0.2 million adjustment of the HCL-EMS year two earn-out estimate to actual and a $0.2 million reduction in the Symphony deferred cash consideration as a result of a net asset shortfall adjustment.

Income Tax Provision

Our income tax provision decreased $0.1 million for the three months ended September 30, 2013 as compared to the same period of 2012, due to a decrease in state income taxes.

Our income tax provision increased $0.4 million for the nine months ended September 30, 2013 as compared to the same period of 2012, due to an increase in deferred income taxes related to tax amortization taken on indefinite-lived intangible assets from the Symphony acquisition, a reduction of Tangoe Canada’s R&D tax credit reserve and income tax expense related to our Indian subsidiary.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of September 30, 2013, we had cash and cash equivalents of $42.3 million and accounts receivable of $40.7 million and amounts due under various debts and credit facilities of $3.6 million. In April 2012, we raised $37.8 million in net proceeds through a follow-on public offering of our common stock. We intend to use the proceeds from this offering for working capital and other general corporate purposes, which may include financing our growth, developing new solutions and funding capital expenditures, acquisitions and investments. Our remaining outstanding debt relates to the deferred consideration for the HCL-EMS, ProfitLine, Symphony and oneTEM acquisitions and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	December 31,	September 30,
(in thousands)	2012	2013
Cash and cash equivalents	$50,211	$42,258

	Nine Months Ended September 30,
(in thousands)	2012	2013
Net cash provided by operating activities	$13,535	$16,583
Net cash used in investing activities	(39,743)	(21,343)
Net cash provided by (used in) financing activities	38,577	(3,034)
Effect of exchange rate on cash	(40)	(159)
Net increase (decrease) in cash and cash equivalents	$12,329	$(7,953)

Cash Flows from Operating Activities

Operating activities provided $16.6 million of net cash during the nine months ended September 30, 2013, which resulted from our net income of $3.2 million for the nine months ended September 30, 2013 principally supplemented by non-cash charges of stock-based compensation of $9.8 million, depreciation and amortization of $7.6 million and a restructuring charge of $0.7 million.  Cash provided by operating activities was adversely impacted by a $2.5 million increase in accounts receivable, a $1.5 million decrease in accounts payable and accrued expenses and a $1.2 million increase in prepaid and other expenses during the nine months ended September 30, 2013.

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

Cash Flows from Investing Activities

Cash used in investing activities totaled $21.3 million during the nine months ended September 30, 2013 and consisted of $19.5 million paid in connection with the Telwares, HCL, ProfitLine, Anomalous, ttMobiles, Symphony and oneTEM acquisitions, net of cash acquired and capital expenditures of $1.8 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $39.7 million during the nine months ended September 30, 2012 and consisted of $38.4 million paid in connection with the 2012 acquisitions and capital expenditures of $1.3 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $3.0 million during the nine months ended September 30, 2013 primarily consisting of $6.2 million of cash used to repurchase our common stock, which includes $1.7 million of cash paid for shares repurchased in trades entered in 2012 which settled in 2013, and debt repayments of $0.7 million partly offset by proceeds from the exercise of stock options and stock warrants of $3.9 million.

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

Contractual Obligations

The following table summarizes our material contractual obligations at September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than			More than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Operating lease obligations	$19,855	$6,684	$11,392	$1,025	$754
Capital lease and other obligations	721	716	5	—	—
Interest on capital lease obligations	16	16	—	—	—
Symphony deferred purchase price	1,279	1,279	––	––	––
ProfitLine deferred purchase price	23	23	—	—	—
HCL-EMS contingent consideration	891	891	—	—	—
oneTEM deferred purchase price	659	463	196	—	––
	$23,444	$10,072	$11,593	$1,025	$754

•                  Operating lease obligations include minimum lease obligations with remaining terms in excess of one year primarily related to office space as well as certain equipment.

•                  Capital lease and other obligations include minimum lease obligations with remaining terms in excess of one year related to computer hardware and software.

•                  Symphony deferred purchase price consists of $1.3 million that we withheld from the deferred cash consideration paid on August 8, 2013, pending resolution of certain indemnity matters.  This remaining balance was paid in October 2013.

•                  ProfitLine deferred purchase price consists $23,000 payable to a payee who did not respond to our communications until October 2013.  This remaining balance was paid in October 2013.

•                  HCL-EMS contingent consideration consists of an amount withheld from the payment due on the second anniversary of the HCL-EMS closing date of January 25, 2011, pending resolution of certain indemnity matters.

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

Interest Rate Risk

At September 30, 2013, we had unrestricted cash and cash equivalents totaling $42.3 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On March 1, 2013, Lewis Stein, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Stein v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 30, 2013, Mr. Stein and another purported purchaser of our common stock, James Gibson, filed a motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  The court held a hearing on May 13, 2013 to appoint a lead plaintiff and lead counsel for all of the cases consolidated with this action.  The court denied without prejudice Mr. Stein’s and Mr. Gibson’s motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  On May 17, 2013, Mr. Gibson withdrew his request to be appointed as lead plaintiff in connection with this putative class action, and Mr. Stein filed a renewed request to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel.  On August 19, 2013, the court allowed Mr. Stein’s motion to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel.  On October 18, 2013, Mr. Stein filed a consolidated amended complaint (the “Amended Complaint”), which alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act.  In the Amended Complaint, Mr. Stein seeks to represent a class of purchasers of our common stock from July 27, 2011 through September 4, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  The Amended Complaint asserts claims against us, Mr. Subbloie, Mr. Martino, and Gary P. Golding, one of our directors.  The outcome of this matter is not presently determinable.

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

We were incorporated in February 2000.  We experienced net losses of $2.6 million in 2009, $1.8 million in 2010 and $3.0 million in 2011. Although we were profitable for the year ended December 31, 2012 and the nine months ended September 30, 2013 with net income of $3.0 million and $3.2 million, respectively, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.   As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

Actual or perceived breaches of our security measures, or governmental required disclosure of customer information could diminish demand for our solution and subject us to substantial liability.

In the processing of communications transactions, we receive, transmit and store a large volume of sensitive customer information, including call records, billing records, contractual terms, and financial and payment information, including credit card information, and we have entered into contractual obligations to maintain the confidentiality of certain of this information. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations and any such lapse in security could expose us to litigation, substantial contractual liabilities, loss of customers or damage to our reputation or could otherwise harm our business. We incur significant costs to protect against security breaches and may incur significant additional costs to alleviate problems caused by any breaches.  In addition, if we are required to disclose any of this sensitive customer information to governmental authorities, that disclosure could expose us to a risk of losing customers or could otherwise harm our business.

If customers believe that we may be subject to requirements to disclose sensitive customer information to governmental authorities, or that our systems and software products do not provide adequate security for the storage of confidential information or its transmission over the Internet or corporate extranets, or are otherwise inadequate for Internet or extranet use, our business will be harmed. Customers’ concerns about security could deter them from using the Internet to conduct transactions that involve confidential information, including transactions of the types included in our solution, so our failure to prevent security breaches, or the occurrence of well-publicized security breaches affecting the Internet in general, could significantly harm our business and financial results.

If we are unable to protect our intellectual property rights and other proprietary information, it will reduce our ability to compete for business.

If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection.  We have nineteen issued patents and seventeen patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have.  In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

As of November 1, 2013, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 16.4% of our outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to November 1, 2013, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of November 1, 2013, there were 6,223,948 shares subject to outstanding options and 761,077 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of November 1, 2013, there were 10,710 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				(d)
			(c)	Maximum Number (or
	(a)	(b)	Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)

				$11,065,932
July 1, 2013 - July 31, 2013	—	$—	—	$11,065,932
August 1, 2013 - August 31, 2013	—	$—	—	$11,065,932
September 1, 2013 - September 30, 2013	—	$—	—	$11,065,932

Total	—	$—	—	$11,065,932

(1)         On November 28, 2012, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $20 million of our outstanding common stock on the open market or in privately negotiated transactions.

(2)                                 The Average Price Paid per Share includes broker commissions

Item 6.   Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tangoe, Inc.

Date: November 12, 2013	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer