Form 10-K
period 2013-12-31
TANGOE INC
filed 2014-03-17
CIK 1182325

Use these links to rapidly review the document

TANGOE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Based on the closing price of the registrant's common stock on the NASDAQ Global Select Market on the last business day of the registrant's most recently completed second fiscal quarter, which was June 28, 2013, the aggregate market value of its shares held by non-affiliates held on that date was approximately $500,274,407.

         As of March 7, 2014, 38,517,235 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2014 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

 PART I

Item 1.    Business

Overview

        Tangoe is a leading global provider of connection lifecycle management, or CLM, software and services to a wide range of global enterprises and service providers. CLM covers the entire spectrum of an enterprise's connection-based assets and services such as voice and data services, mobile devices and usage, machine-to-machine connections, cloud software and services, enterprise social and information technology connections, and encompasses the entire lifecycle of these assets and services including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, or MDM, real-time telecommunications expense management, or rTEM, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Matrix Solution Suite is a suite of software designed to manage and optimize the complex processes and expenses associated with this connection lifecycle. Our Matrix Solution Suite and related services have historically focused on enterprises' fixed and mobile connections, and related assets, usage, expenses and analytics. We continue to enhance and expand our software and service offerings by developing and implementing additional capabilities, including planned capabilities designed to turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections. We refer to our Matrix Solution Suite and related service offerings as Matrix.

        Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize service plans for its usage patterns and needs, to manage used and unused connection assets and services, to proactively monitor usage and to prevent bill overages. Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of connection assets and services, and to reduce costs by controlling and allocating connection expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of connection assets and services. Further, our solution allows enterprises to manage their connection assets and helps them improve end user productivity.

        Our total revenue increased from $55.9 million in 2009 to $68.5 million in 2010 to $104.9 million in 2011 to $154.5 million in 2012 to $188.9 million in 2013, which is the result of organic growth as well as growth from material acquisitions that we made during 2011 and 2012. We sell our on-demand software and related services primarily on a subscription basis under contracts that typically have terms ranging from 24 to 60 months. Since we began to fully realize the benefits of our recurring revenue model in 2009, our revenue retention rates have been higher than 90%. We measure revenue retention rates by assessing on a dollar basis the recurring technology and services revenue we retain for the same customer and product set in a given period versus the prior year period. We also provide strategic consulting services.

Industry Background and Trends

  Fixed and Mobile Communications

        An enterprise's connections are critical to nearly every aspect of its operations. In the past, an enterprise's connections were largely fixed, consisting of telephones, lines, circuits, switches and fixed networks. However, connection types have expanded to encompass a growing number of diverse technologies and assets, including Voice over IP, virtual networking, converged voice and data communications, mobile computing, video conferencing, text messaging and mobile devices. These advances in communications technologies and the proliferation of mobile devices have greatly increased the financial and personnel resources required for an enterprise to operate and manage its various connections. We estimate that enterprises globally spend approximately $510 billion annually on their fixed and mobile communications services alone. In addition, enterprises around the globe are now facing significant shifts in the complexity and composition of their network of connections, which has evolved to include larger data pipes, various mobile connections, laptops, smartphones, tablets, cloud applications and social networks.

        The communications industry has also undergone significant competitive and regulatory changes that have resulted in an expansion of the number of service providers and offerings. Enterprises need to manage an increasing number of service options and connection points and a growing volume and complexity of communications contracts and billing arrangements. Inefficient management of these expenses, including overpayments as a result of billing errors, often results in enterprises incurring significant avoidable expenses.

        Enterprises are increasingly seeking solutions to effectively and efficiently manage, control and optimize their expanding connection assets, services, usage and associated expenses. The CLM market provides solutions to help meet this demand. The CLM market consists of the telecommunications expense management, or TEM, market, the managed mobility services, or MMS, market, the enterprise mobility management, or EMM, market and the MDM market. There is currently a large and growing market for CLM.

        A number of trends have increased the demand for CLM solutions as enterprises increasingly seek to control their expanding network of connections:

  •
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

  •
  Growth of mobility.  Mobile devices such as the Apple iPhone and Apple iPad and devices running on Google Android and Microsoft Windows 8 have become an increasingly significant channel for conducting business. While enterprises are deploying an ever increasing number of mobile devices, employees are also increasingly using corporate applications on their personal mobile devices, a capability commonly referred to as "bring your own device," or BYOD, and the number of business applications that enterprises are providing to both company-owned and employee-owned mobile devices is growing. Employees are also increasingly using applications not provided to them by the enterprise to conduct business, known as "bring your own applications" or BYOA. All of these developments impose significant financial burdens on enterprises, require them to rethink their management strategies and create a need for support, logistics and device lifecycle management from onboarding to replacement and end of life.

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

        A variety of homegrown and third-party software products and services have been developed to manage communications assets and services. Many of these existing solutions lack the necessary functionality, reliability and scalability. Homegrown services are labor-intensive and have limited functionality. Third-party point solutions address only limited aspects of the connection lifecycle and general resource management software is not specialized for connection assets and services. All of these traditional solutions have proven inadequate to address the growing complexity of connection technologies, devices, service offerings and billing arrangements. As a result, enterprises increasingly are seeking a comprehensive CLM solution that can manage all of their connection assets and services, provide global capabilities and integrate with third-party enterprise systems, including accounts payable, general ledger and human resources software applications.

  Growing Connection Types

        The growing number of connection points into the enterprise now requires that the enterprise turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections. This complexity in connection points challenges the management capabilities of many enterprises. The processes and operations of each connection must be managed in their entirety in order to satisfy the many users across the enterprise, and to ensure that connection solutions conform with business policy, architecture and broader sourcing strategies. We are enhancing and expanding Matrix with planned capabilities designed to address these additional connections in an enterprise's connection lifecycle, and to provide related asset, usage, expense and analytics solutions.

Our Solution

        We are a leading global provider of CLM software and services. Our on-demand software and related services enable enterprises to manage and optimize the complex processes, expenses and usage policies associated with the complete lifecycle of an enterprise's fixed and mobile connection assets and services. With the continued development of our Matrix Solution Suite, we intend to add software designed to turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections.

        As of December 31, 2013, we managed a total of $27.5 billion in annual communications expense, of which $6.7 billion is internationally generated and processed through our 97 global invoice processing centers. Our solution is implemented worldwide, currently providing service coverage in over 180 countries and territories in over 125 currencies with support for more than 2,400 different communications carriers and approximately 2,000 different billing formats. Our Matrix user interface is translated into 18 different languages and our solution supports compliance with the requirements of 63 regulatory committees around the world. Our global operations process 24/7 and we process billing and order transactions from communications carriers that represent over 80% of the global communications marketplace.

        Key benefits of our existing solution include:

        Comprehensive capabilities.    Our solution manages the complex lifecycle of an enterprise's fixed and mobile connection assets and services, including planning and sourcing, historic bill audit, procurement and provisioning, corporate systems integration, inventory and usage management, MDM, rTEM, invoice processing, carrier dispute resolution, expense allocation and accounting, forward and reverse logistics, device replacement, help desk and asset decommissioning and disposal.

        Reduced expenses.    Our solution is designed to provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to proactively monitor mobile device usage and prevent mobile bill overages, and to manage used and unused connection assets and services. Our solution provides additional savings through service plan optimization and pooling, by preventing unauthorized use of fee-based services and by tracking inventory and usage to identify opportunities to consolidate and replace assets and services with more cost-effective alternatives.

        Increased productivity.    Our solution enables continuous enterprise connectivity through the rapid provisioning of connection assets and services to new and existing end users. Our solution helps ensure that these assets and services operate at optimal levels, increasing workforce productivity. Our support of customer help desks can alleviate the internal information technology constraints of our customers and can provide more efficient support to end users.

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

        Stronger risk, security and policy management.    Our solution allows our customers to manage the financial, legal and reputational risks associated with unauthorized or unintended use of their communications assets and services. It provides our customers with enhanced device security capabilities, allowing additional control of sensitive data amidst the evolving dynamics of the modern communications environment. Our customers can administer user-specific policies, allowing or restricting access to certain applications or websites for designated classes of employees. Our software also permits enterprises to modify security policies wirelessly, including remotely erasing all data and information from a lost, stolen or unreturned mobile device.

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

Our Strategy

        Our strategy is to maintain and enhance our position as a leading global provider of CLM solutions. In order to build upon our market and technology leadership, we intend to:

        Extend solution leadership.    We believe that the depth and breadth of our on-demand CLM solution provides us with significant competitive advantages, particularly in addressing the requirements of large enterprises deploying both fixed and mobile connection assets and services. We intend to further enhance our service offerings and improve the functionality and performance of our software by continuing to develop and implement additional capabilities, localize our applications for new geographies and integrate acquired technology. In addition, with the continued development of our Matrix Solution Suite, we plan to add software designed to turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections.

        Broaden existing customer relationships.    We plan to leverage our historically high levels of customer satisfaction to increase the connection assets, expenses and services managed by our solution and to cross-sell additional functionality. For example, as its connection infrastructure grows and as we continue to expand our Matrix Solution Suite, a customer may increase the scope of its use of our solution to cover an increased volume and variety of connection points such as mobile devices and service contracts, machine-to-machine, cloud software and services, enterprise social and information technology connections, and also license our MDM solution to obtain additional control over its mobile connections infrastructure.

        Acquire new customers.    We intend to acquire new customers by marketing our solution to enterprises that either do not currently have a CLM solution or have an inadequate connection asset and service management solution. In addition, many of our customers are divisions or subsidiaries of large enterprises, which provides us with the opportunity to market our solution to the rest of the enterprise, including line-of-business organizations within the enterprise. We intend to continue to expand our customer base, particularly among large enterprises, by hiring additional sales and marketing personnel and by developing and expanding strategic relationships with indirect channel partners.

        Expand international presence.    The global market for outsourced CLM solutions is at a relatively early stage of development, particularly in Europe, the Asia-Pacific region and Latin America. We intend to leverage the global capabilities of our software to increase our international sales. In addition, we intend to continue to build our global operations by further localizing our software, extending our knowledge and capabilities to support local needs, hiring additional international sales and operations personnel, and targeting new customers in global markets and global operations of existing customers.

        Leverage strategic alliances.    We continue to develop strategic alliances that we believe will improve our access to additional markets and customers, while also providing incremental value to our customers. These alliances include large and widely recognized technology providers and outsourcers such as Atos, Dell, HP, IBM, Motorola Solutions and Xerox Corporation (ACS), as well as consulting firms having specific presence, brand and value in particular geographic regions such as Advocate, Insight Enterprises, LinkSource Technologies, Mobile IT, Mobilit, Profit Enhancement Services, Simplify Corp. and XCUTE BV. We intend to invest in and leverage our existing strategic relationships, package specific alliance solution offerings and build new relationships in order to complement our direct selling efforts and extend our market reach.

        Deliver value to and leverage global carriers.    Global carriers continually strive to reduce customer defection, improve customer experience, deliver more value and expand revenue. Our solution helps carriers address these needs and we have seen increasing demand from the carrier market. We believe carriers see opportunity for white-labeling and reselling our solutions to their consumer and enterprise clients, as well as utilizing our solution to provide unique billing aggregation solutions to large strategic clients. We intend to invest in new relationships and leverage existing relationships with AT&T, Bell Canada, Lime, Orange Business Services (OBS), Rogers Communications and Telefonica S.A.

        Pursue strategic acquisitions.    Though it is not part of our current core strategy, we may selectively pursue acquisitions of, or investments in, businesses, services and technologies in an opportunistic manner in order to expand the functionality of our solution, provide access to new markets or customers, and otherwise complement our existing operations.

Software and Services

  Matrix Solution Suite

        The core of our solution is our Matrix Solution Suite, which is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with the complete lifecycle of an enterprise's fixed and mobile connection assets and services. We continue to enhance and expand our software and service offerings by developing and implementing additional capabilities, including planned capabilities designed to turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections. In addition to offering our Matrix Solution Suite on an on-demand basis, our customers can also engage us through our client service group to manage their connection assets and services using a combination of the Matrix Solution Suite and our client services. The services we offer include planning and sourcing, historic bill audit, procurement and provisioning, corporate systems integration, inventory and usage management, MDM, rTEM, invoice processing, carrier dispute resolution, expense allocation and accounting, forward and reverse logistics, device replacement, help desk and asset decommissioning and disposal.

        A critical component of the Matrix Solution Suite is our data management technology, which provides the key process automation and integration capabilities necessary for efficient, consolidated data management in the CLM environment. Our data management technology processes and normalizes service-provider billing and order-related information for our customers. The Matrix Solution Suite also integrates with our customers' critical third-party enterprise systems, including enterprise resource planning, accounts payable, general ledger and human resources systems, which enables automated, real-time access to and synchronization with employee, accounting, user access authentication and security policy information. The Matrix Solution Suite enables previously disparate, yet highly related, processes and information to be both unified and centralized, resulting in significant operational benefits and cost savings.

        The Matrix Solution Suite implements the baseline policies that govern internal and external enterprise connection interactions. Internal policy, service provider contracts, security and business processing rules provide the basis for enterprises to enforce system and user behavior so that they remain in compliance with enterprise standards and regulations. The Matrix Solution Suite also provides our customers with comprehensive business intelligence, including historical, trend and predictive analytics, dashboards and reporting capabilities. Information is provided in real-time with flexible views of activity for all aspects and stages of the connection lifecycle.

        Matrix includes software components in the following categories:

  •
  Asset Management;

  •
  Expense Management;

  •
  Usage Management; and

  •
  Analytics.

        Each category contains baseline capabilities specific to the business function that it addresses, as well as optional capabilities and services that may be selected as a-la-carte extensions to meet specific customer requirements. Each category can be sold independently or in combination with others. The four categories share key capabilities provided in our core technology platform, including third-party system integration, compliance management, security and policy enforcement, status monitoring, configurable business process rules and business intelligence delivered via standard and ad hoc inquiries, dashboards and reports. Our pricing is based on the functions, software and services that our customers use, as well as the amount of expenses, the volume of transactions and the number of devices to be managed.

  Asset Management

        The Asset Management components of the Matrix Solution Suite provide full asset procurement, provisioning, tracking and disposal capabilities for fixed and mobile connection assets and services. The Asset Management components track and audit all add, move, change or disconnect service transaction orders and manage all customer assets and services by location, business unit and employee. Our MDM software allows our customers to manage and maintain their mobile inventory with wireless, real-time monitoring and remote update functions. Key capabilities of the Asset Management components of the Matrix Solution Suite include:

Capability	Description
Catalog Management	Customer-configurable catalog of services, devices, features and plans with dynamic access and presentation based on corporate policy and user profile.
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
Dispose
Collection, data cleansing and disposal of mobile devices. This service secures corporate data assets and completes the lifecycle of individual connection devices in an environmentally responsible manner.

  Expense Management

        The Expense Management components of the Matrix Solution Suite provide automated processing and services to manage every aspect of the fixed and mobile connection billing function, from receipt to payment. Key capabilities of the Expense Management components of the Matrix Solution Suite include:

Capability	Description
Contract Management	Standardized contract repository for all provider agreements, enabling compliance checks of performance and billing against contracted expectations and corporate policies.
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
Dispute	Non-compliant billing, service and asset exceptions are disputed with the associated provider and tracked through resolution.
Allocate	Expense allocation to the appropriate business units, cost centers and employees, with optional accrual of bills not received by the cut-off dates for the accounting period.
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

  Usage Management

        The Usage Management components of the Matrix Solution Suite provide enterprises with visibility and control over how connection assets and services are being used through a combination of real-time and historical usage tracking as well as corporate connection and security policy enforcement. These capabilities allow our customers to reduce usage costs and risks while increasing corporate connection governance. Key capabilities of the Usage Management components of the Matrix Solution Suite include:

Capability	Description
Secure	Containerization, disabling mobile devices and the deletion of corporate data from those devices executed by central administrators or the individual end user through a self-service portal. Enables control over lost or stolen devices.
Policy Management	Rules-based, multi-level information technology security and asset usage policies deployed and managed from a centralized console.
Monitor
Real-time monitoring of multiple device characteristics for efficient planning and support as well as proactive problem identification and alerting. Our call accounting function monitors the usage of fixed voice assets for fraud detection and misuse of services.
Real-Time
Plan monitoring and device-specific, real-time management of usage costs, including expenses relating to international roaming, non-contracted services and use of services not compliant with corporate policies.
Compliance	Enforcement of corporate connection assets and services usage policies through the prevention of user actions and the tracking of non-compliant behavior based on customer requirements.
Performance	Monitoring and managing wireless server infrastructure performance and mobile device deployment configurations, profiles and policies.
Support	Multiple-level mobile device assistance available as a full service or in conjunction with existing enterprise help desks.

  Analytics

        The Analytics components of the Matrix Solution Suite provide enterprises with visibility and insight into data across many applications, providing accurate, intelligent reporting and analytics, complete with flexible configurations to lower lifecycle connection management costs. Our Analytics solutions include:

Capability	Description
Benchmarking	Providing enterprises with baseline information that allows them to identify performance gaps and insights and compare themselves with others in their industries or geographic areas.
Forecasting
Enabling enterprises to plan, budget and forecast to transform their entire planning lifecycles, from target setting and budget rollout to reporting, analysis and reforecasting. Forecasting empowers enterprises to rapidly analyze data, model business requirements and collaborate on plans, budgets and forecasts to uncover hidden business options and optimize performance.
Business Intelligence Insight
Aggregating data from multiple sources, providing key performance indicators and helping enterprises respond to developing trends, and access, interact with and personalize content in a way that supports how they make decisions.

  Matrix Plans

        As we enhance and expand our Matrix Solution Suite to include additional connection types in an enterprise's connection lifecycle, we expect to add functionality and capabilities to the Asset Management, Expense Management, Usage Management and Analytics components of our Matrix Solution Suite to address these additional connection types.

  Strategic Consulting and Other Services

        We offer a comprehensive set of strategic consulting services that address all areas of CLM for fixed and mobile environments. These services can be contracted separately or in conjunction with the Matrix Solution Suite.

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

  •
  Mobile Advisory Service.  We provide our customers with a mobile lifecycle advisory service designed to provide an objective assessment of mobile management maturity. The service evaluates how well-suited an enterprise's skill sets, operational processes and management tools are to take full advantage of the mobile revolution. As part of our mobile lifecycle advisory service offerings, our BYOD advisory service provides enterprises access to a team of experts and proprietary information and processes to help guide them through the assessment, execution and transition phases of implementing a BYOD model.

  •
  Mobile optimization.  We aid our customers in aligning their mobile policies, assets, contracts and requirements.

  •
  Policy administration.  We work with our customers to formulate policies concerning the appropriate use of connection assets and services. In addition, we help our customers develop best-practice policies regarding risk mitigation, entitlements, cost management, liability models, cost allocation methodologies and positive behavioral management.

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

        We also offer standard implementation services, including data conversion, system configuration, process review and corporate system integration, to assist our customers in the setup and deployment of the Matrix Solution Suite.

Technology

        Our on-demand Matrix Solution Suite is designed to be accessible, scalable and secure. Our customers access our software through a standard web browser without requiring any changes in their network or information technology infrastructures. Our applications are highly scalable to accommodate the requirements of our customers as they grow or add connection assets, services and users. The Matrix Solution Suite is also designed to satisfy strict security requirements. We use advanced security technologies and protocols to provide security for the data that is transmitted and transactions that are processed through our software. In addition, our technology segregates each customer's data to ensure that there is no comingling of confidential information. We also provide our customers with the ability to set extensive rules and permissions within their enterprises. The Matrix Solution Suite is also deployable on a customer's premises or as a dedicated hosted solution in our data centers to meet their specific information technology or business requirements. Currently a small minority of fixed telecom expense management customers and all MDM customers use our solutions as either a dedicated hosted or on-premise solution. Our data management middleware technology provides the key process automation and integration capabilities necessary for efficient consolidated data management in the CLM environment. Using our data management technology, the Matrix Solution Suite processes and normalizes the high volumes of disparate billing and ordering data from the legacy systems of hundreds of service providers globally into standardized, actionable information. Our flexible and scalable data management technology allows us to provide highly leveraged services to manage this information, removing significant processing complexity and maintenance responsibilities from our customers. Our data management technology and standard system interfaces provide bi-directional data processing transfer and integration with third-party service and equipment providers. The technology also integrates with third-party enterprise accounting and human resource systems to provide a closed-looped environment within existing enterprise systems.

Data Centers

        We host our solutions in twelve data centers, all of which are either SAS70/SSAE16 or ISO 27001 certified. American Internet Services operates our data center in San Diego, California; AT&T operates our data centers in Secaucus, New Jersey and the Netherlands; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates one of our data centers in Slough, United Kingdom and our data center in London, United Kingdom; FireHost operates our other data center in Slough, United Kingdom; Amazon Web Services operates our data centers in Sydney, Australia and Dublin, Ireland; Verizon Business operates our data center in Billerica, Massachusetts and SunGard operates our data center in Nashville, Tennessee.

        We operate all of the servers, systems and networks at the five colocation hosting facilities in the United States, and leverage data center personnel to help operate servers, systems and networks at our fully managed and virtual private data centers in England, Canada, the Netherlands, Ireland and Australia.

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

Acquisitions and General Development of Business

        In addition to developing and growing our business internally, we have selectively acquired businesses to address key emerging trends in our marketplace, expand our solution, increase our operational efficiencies and gain access to additional markets and customers. In 2005 and 2006, our solution focused primarily on fixed communications management, and we were in the initial stages of developing capabilities related to wireless communications management. Three acquisitions during 2007 and 2008 added wireless functionality to our pre-existing fixed communications products, international capabilities, enhancement of our product functionality, enlargement of our customer base and MDM capabilities.

        On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions. On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares. The objectives of these acquisitions were the strategic expansion of our operations and enlargement of our customer base, with the potential to cross-sell to the customers of HCL-EMS and Telwares the capabilities of our existing solution that were not encompassed by the product offerings of HCL-EMS and Telwares, respectively, and through these acquisitions we added more than 100 customers with aggregate annual telecommunications expense under management in excess of $3.0 billion as of March 31, 2011. We are substantially finished migrating the customers of HCL-EMS to our platforms, and the few remaining customers who have not migrated are in the process of migration or are in negotiations to extend their contracts with us. We have completed the migration of the acquired Telwares customers to our platforms, which has had a positive effect on our gross margins, as our platforms currently operate at higher gross margins than the legacy Telwares platform.

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

        On January 10, 2012, we acquired all of the outstanding equity of Anomalous Networks, Inc., or Anomalous, a provider of rTEM solutions. The objectives of our acquisition of Anomalous were the addition of rTEM and machine-to-machine expense management capabilities to our solution, as well as the establishment of strategic carrier alliance relationships through which to expand our sales channels for our existing solution capabilities. The integration of Anomalous allows us to cross-sell its capabilities to our existing customers as well as expand our CLM solution to include predictive cost intelligence, bill shock prevention, machine-to-machine and geo-fencing (GPS device tracking) capabilities. Anomalous also provides a rapid deployment, end-user configurable mobile cost management capability for businesses and carriers of all sizes. Through this acquisition we added more than 55 enterprise customers.

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

        On August 8, 2012, we acquired substantially all of the assets of the telecommunications expense management business of Symphony Teleca Services, Inc., or Symphony's TEM Business, a provider of telecommunications expense management, invoice processing and mobility management solutions. The objectives of our acquisition of Symphony's TEM Business were the strategic expansion of our operations and enlargement of our customer base, with the potential to cross-sell to the customers of Symphony's TEM Business the capabilities of our existing solution that were not encompassed by the product offerings of Symphony's TEM Business. We continue to migrate the customers of Symphony's TEM Business to our platforms.

        On April 18, 2013, we acquired all of the issued share capital of oneTEM GmbH, or oneTEM, a provider of telecommunications-related strategic consulting services in Germany. The objectives of our acquisition of one TEM were to enhance our presence in Germany, to gain domain expertise and resources in the German market and to establish the initial foundation for driving sales of our solutions in the German market.

        Though it is not part of our current core strategy, we may selectively pursue acquisitions of, or investments in, businesses, services and technologies in an opportunistic manner in order to expand the functionality of our solution, provide access to new markets or customers, and otherwise complement our existing operations.

Sales and Marketing

        We market and sell our solution worldwide primarily through our direct sales force and through indirect distribution alliance and channel partners. Our direct sales efforts involve contact with multiple decision makers, frequently including the prospective customer's chief financial officer, chief information officer and chief technology officer.

        Our marketing strategy is to generate qualified sales leads, build our brand and increase market awareness of Tangoe as a leading provider of CLM solutions. These efforts are specifically targeted to information technology executives, finance executives and managers of mobile connection assets and networks and other connection points.

        We engage in a variety of marketing activities, including outbound lead generation, demand generation such as e-mail and direct mail campaigns, co-marketing strategies designed to leverage existing strategic relationships, website marketing, topical webcasts, public relations campaigns, speaking engagements and forums and industry analyst visibility initiatives. We participate in and sponsor conferences and demonstrate and promote our software and services at trade shows targeted to information technology and finance executives. We also publish white papers relating to CLM issues and develop customer reference programs, such as customer case studies.

        During 2012 and 2013 we expanded our global sales and marketing resources and programs, including modified programs specifically targeted at local markets and needs, complemented by in-region sales personnel. This on-going expansion included additional personnel and programs throughout Europe, Asia Pacific and Latin America.

        We actively communicate with our existing customers to enhance customer satisfaction, gain input for future product strategy and promote the adoption of additional software and services throughout the year, including through our Tangoe User Group.

Strategic Alliances

        In addition to our direct sales force, we have an indirect distribution channel consisting of strategic alliances. Our strategic alliance partners span a range of categories including value-added resellers, systems integrators, telecommunications providers, communications alliances, consulting firms, technology service providers, business process outsourcers and independent software providers including companies such as Advocate, AT&T, Atos, Bell Canada, Dell, IBM, Lime, LinkSource Technologies, MobiliseIT, Motorola Solutions, Orange Business Services, Rogers Communications and Xerox Corporation (ACS). By taking advantage of the existing relationships, customer bases and geographic proximities of our strategic alliance partners, we are able to market our solution to additional markets and prospective customers.

        Our strategic alliance partners are typically responsible for lead generation, sales cycle execution and ongoing management of the end customer accounts. In some cases, our strategic alliance partners also provide implementation, operational and value-added consulting services related to our solution, which are typically branded as being provided by the specific partner.

Customers

        As of December 31, 2013, more than 1,000 recurring revenue customers were using our software or services. We consider each independent division or subsidiary of a larger enterprise to be a separate customer due to the fact that each division or subsidiary typically involves a separate sales cycle and contractual relationship. Our customers range from large global, multi-location companies with more than 350,000 employees to single-location companies with as few as 150 employees. For the years ended December 31, 2011, 2012 and 2013, no single end customer or strategic alliance partner accounted for more than 10% of our total revenue.

Research and Development

        Our current research and development activities focus on enhancements to our technology platform solutions. Our planned enhancements include:

  •
  additional localized versions of our platform for additional countries;

  •
  expansion of MDM capabilities and device coverage;

  •
  enhanced real-time expense management solutions;

  •
  substantial user experience and user interface updates;

  •
  a highly configurable and extensible end user portal;

  •
  interactive business intelligence functions;

  •
  key performance indicator and benchmarking functions;

  •
  an enhanced connection asset procurement portal;

  •
  capabilities to enable improved effectiveness and efficiency of interpersonal communications within the enterprise;

  •
  enhanced expense handling for corporate, individual and hybrid liable models, including BYOD;

  •
  expanded capabilities in SaaS cloud asset, expense and usage management;

  •
  expanded capabilities in additional asset, expense and usage management categories and industry verticals;

  •
  creation of vendor interfaces and security models where service and asset providers can access and process expense, asset, usage and service level agreements benchmarking data for their specific customers;

  •
  capabilities to identify, manage, monetize, allocate and optimize individual usage transactions currently aggregated and hidden within usage data plans;

  •
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

        Our development teams are comprised of both domestic and international employees and independent contractors. We have built the Matrix Solution Suite utilizing commercially available software, including Microsoft, MuleSoft, Oracle, Red Hat and SAP.

        Our research and development expenses were $11.9 million, $16.7 million and $19.6 million for 2011, 2012 and 2013, respectively.

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

        Currently, we categorize our competition as primarily coming from four sources:

  •
  Large multi-national communications providers and technology services companies not currently using our solutions, or offering the marketplace a range of solutions including ours and competing capabilities such as those offered by Accenture, Dimension Data, IBM and Vodafone;

  •
  Large independent software vendors offering MDM and EMM capabilities such as Cisco (which purchased Meraki), Citrix (which purchased Zenprise), Good Technology (which purchased BoxTone) and VMWare/EMC (which purchased Airwatch);

  •
  Independent TEM, MDM, EMM and MMS providers including Calero (which was formed from a merger of Veramark, Movero and Paetec's Pinnacle business), MDSL, MobileIron and Vox; and

  •
  Solutions developed internally by enterprises.

        We compete with technology providers and outsourced service providers selling a range of TEM, MDM, EMM and MMS solutions. Many of our competitors focus on limited or specialized capabilities in one or more aspects of our overall solution such as either fixed or mobile communications, single devices or operating systems, mobile device monitoring, invoice processing, asset procurement, inventory management, bill auditing or contract sourcing, or specific geographic regions. We believe that we are able to compete successfully with these vendors due to our comprehensive, integrated solution, our proven ability to successfully manage large, complex implementations, our global operations, our scalable software that effectively and efficiently handles large volumes of complex transactions, our ability to rapidly deliver cost-effective benefits to our customers, our ability to innovate and continuously provide additional value-add solutions and our flexibility to meet our customers' complex CLM business challenges.

        We also compete with resource management solutions and solutions developed internally by enterprises. Resource management solutions often do not have the functionality or tracking capabilities necessary to meet the requirements of the complex and dynamic connection lifecycle. Similarly, many enterprise legacy databases and software systems were not designed to support the connection lifecycle, and building and maintaining a custom solution often requires extensive financial and technical resources that may not be available or cost-effective for most enterprises.

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

Intellectual Property

        Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, servicemark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have twenty issued U.S. patents with expiration dates ranging from 2021 to 2032, have filed applications for an additional ten U.S. patents and have filed nine additional patent applications in foreign jurisdictions and under the Patent Cooperation Treaty.

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

  •
  high levels of customer service.

        "Tangoe" is a registered trademark in the United States, four other countries and the European Union and is the subject of trademark applications in nine other countries.

 Employees

        As of December 31, 2013, we had 2,056 full-time employees, of which 643 were in expense management—invoice processing, 237 were in account management, 165 were in help desk services, 132 were in asset management—provisioning, 124 were in implementation, 76 were in dispute management—bill audit, 169 were in sales and marketing, 64 were in strategic consulting, 314 were in research and development and 132 were in general and administration. Of the 2,056 full-time employees, 1,251 were employed in North America, 662 in the Asia Pacific region, 135 in Europe and 8 in the Latin American region. None of our employees are represented by labor unions or covered by collective bargaining agreements, except for our subsidiary in Brazil which employs fewer than 10 employees, and was required to register as an employer with a Brazilian labor union. Our registration with the union is mandatory under Brazilian law and results in an annual collective bargaining convention that is entered into between our employers' union and applicable employee unions, setting forth minimum terms to be incorporated into our employment relationship, policies and individual employment agreements with our employees in Brazil. We consider our relationship with our employees to be good.

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

        We were incorporated in February 2000. 2012 was the first fiscal year in which we were profitable. We experienced net losses of $1.8 million in 2010 and $3.0 million in 2011, and net income of $3.0 million in 2012 and $5.0 million in 2013. Although we were profitable for 2012 and 2013, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

If the market for connection lifecycle management services does not grow as we expect, our business will be harmed.

        The market for connection lifecycle management, or CLM, services is developing, and it is not certain whether these services will achieve market acceptance and sustain high demand. Some businesses have invested substantial personnel and financial resources into developing internal solutions for CLM, so they may not perceive the benefit of our external solution. If businesses do not perceive the benefits of outsourced CLM services, the CLM market may not continue to develop or may develop more slowly than we expect, either of which would reduce our revenue and profitability.

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

        We sell our on-demand software products and related services pursuant to agreements that are generally two to five years in duration, and have in some cases acquired businesses with customer contracts with shorter terms. Our customers have no obligation to renew their agreements after their terms expire and some of our customers may terminate their agreements for convenience. These agreements may not be maintained or renewed on the same or on more profitable terms. As a result, our ability to both maintain and grow our revenue depends in part on customer renewals. We may not be able to accurately predict future trends in customer renewals, and our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our software products, the prices of our software products, the prices of products and services offered by our competitors or reductions in our customers' spending levels. In addition, customers that are acquired by companies using competing service offerings may be required to begin using those competing service offerings, rather than renew their arrangements with us. If our customers do not renew their agreements for our software products, renew on less favorable terms, or do not purchase additional functionality, our revenue may grow more slowly than expected or decline.

We face intense competition, and our failure to compete successfully would make it difficult for us to add and retain customers and would impede the growth of our business.

        The CLM market is highly fragmented, competitive and rapidly evolving. We compete with large multi-national communications providers, technology services companies, large independent software vendors, other independent technology and outsourced service providers selling telecommunications expense management and/or mobile device management solutions as well as with solutions developed internally by enterprises seeking to manage their communications expenses and assets. We compete with other technology and outsourced service providers primarily on the basis of customer references, ability to deliver, breadth of solution and pricing. We and other technology and outsourced service providers compete with internally developed CLM solutions primarily on the basis of the relative cost of implementing a third-party solution as compared to inefficiencies or lack of functionality in internally developed CLM solutions.

        The intensity of competition in the CLM market has resulted in pricing pressure as the market has developed. We expect the intensity of competition to increase in the future as existing competitors develop their capabilities and as new companies, which could include mobile technology and solution providers and one or more large independent software vendors, enter our market. Some of these competitors may offer telecommunications expense management and/or mobile device management solutions as part of a broad outsource offering for mobile communications services. Increased competition could result in additional pricing pressure, reduced sales, shorter term lengths for customer contracts, lower margins or the failure of our solution to achieve or maintain broad market acceptance. If we are unable to compete effectively, it will be difficult for us to maintain our pricing rates and add and retain customers, and our business, financial condition and results of operations will be harmed.

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

        The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone's acquisitions of TnT Expense Management and Quickcomm in October 2010, Emptoris' acquisition of Rivermine in January 2011 and the subsequent acquisition of Emptoris/Rivermine by IBM in February 2012, Dimension Data's acquisition of Xigo in December 2012 and the merger of Veramark, Movero and the PINNACLE business of PAETEC to form Calero in December 2013. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. In addition, combinations such as IBM's acquisition of Emptoris/Rivermine may result in situations in which we may begin to compete in some CLM offerings with companies with which we have partnerships or strategic relationships. Any of the competitive pressures described above could result in a substantial loss of customers or a reduction in our revenue.

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

        We increased our number of full-time employees from 439 at December 31, 2009, to 541 at December 31, 2010, to 1,004 at December 31, 2011, to 1,383 at December 31, 2012 and to 2,059 at December 31, 2013, and our total revenue from $55.9 million in 2009, to $68.5 million in 2010, to $104.9 million in 2011, to $154.5 million in 2012 and to $188.9 million in 2013. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing and managing a global organization and a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively.

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

        Our future financial performance and revenue growth depend upon the successful development, introduction and customer acceptance of new and enhanced versions of our software and service offerings, including planned enhancements to Matrix to address additional connection types such as machine-to-machine, cloud software and services, enterprise social and information technology connections. We are continually seeking to develop and acquire enhancements to our solution as well as new offerings to supplement our existing solution and we are subject to all of the risks inherent in the development and integration of new technologies, including unanticipated performance, stability, and compatibility problems, any of which could result in material delays in introduction and acceptance, significantly increased costs, adverse publicity and loss of sales. If we are unable to deliver new solutions or upgrades or other enhancements to our existing solution on a timely and cost-effective basis, our business will be harmed.

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

        If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. We have twenty issued patents and nine patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have. In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

        We host our software products and serve all of our customers from twelve third-party data center facilities. We do not control the operation of these facilities. American Internet Services operates our data center in San Diego, California; AT&T operates our data centers in Secaucus, New Jersey and the Netherlands; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates one of our data centers in Slough, United Kingdom and our data center in London, United Kingdom; FireHost operates our other data center in Slough, United Kingdom; Amazon Web Services operates our data centers in Sydney, Australia and Dublin, Ireland; Verizon Business operates our data center in Billerica, Massachusetts; and SunGard operates our data center in Nashville, Tennessee. Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring at various dates from 2014 through 2017. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

        As of March 7, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 16.8% of our outstanding common stock. As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

        The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to March 7, 2014, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

        In addition, as of March 7, 2014, there were 5,946,698 shares subject to outstanding options and 1,331,695 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on a registration statement on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of March 7, 2014, there were 10,710 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        Our corporate headquarters are located in Orange, Connecticut, where we lease approximately 66,000 square feet. We use this facility for administration, sales and marketing, research and development and customer operations. We lease other facilities throughout the United States as well as in Canada, China, Germany, India, the Netherlands, and the United Kingdom for administration, sales and marketing, research and development and operations and support. We believe that our current facilities are sufficient for our current needs. We intend to add new facilities and expand our existing facilities as we add employees and expand our markets, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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

        On March 1, 2013, Lewis Stein, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Stein v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino. The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business. On April 30, 2013, Mr. Stein and another purported purchaser of our common stock, James Gibson, filed a motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. The court held a hearing on May 13, 2013 to appoint a lead plaintiff and lead counsel for all of the cases consolidated with this action. The court denied without prejudice Mr. Stein's and Mr. Gibson's motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel. On May 17, 2013, Mr. Gibson withdrew his request to be appointed as lead plaintiff in connection with this putative class action, and Mr. Stein filed a renewed request to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel. On August 19, 2013, the court allowed Mr. Stein's motion to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel. On October 18, 2013, Mr. Stein filed a consolidated amended complaint (the "Amended Complaint"), which alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. In the Amended Complaint, Mr. Stein seeks to represent a class of purchasers of our common stock from July 27, 2011 through September 4, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business. The Amended Complaint asserts claims against us, Mr. Subbloie, Mr. Martino, and Gary P. Golding, one of our directors. On November 18, 2013, the Defendants moved to dismiss the Amended Complaint in its entirety. On December 18, 2013, Mr. Stein opposed Defendants' motion to dismiss. On January 17, 2014, the Defendants submitted a reply brief in further support of their motion to dismiss. The court has not yet ruled on Defendants' motion to dismiss. The outcome of this matter is not presently determinable.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock has been listed on The NASDAQ Global Market, or alternatively The NASDAQ Global Select Market, under the symbol "TNGO" since July 27, 2011. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by The NASDAQ Global Market or The NASDAQ Global Select Market, as applicable.

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$20.05	$14.03
Second Quarter	$23.05	$15.31
Third Quarter	$22.60	$12.61
Fourth Quarter	$14.96	$11.53

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$16.50	$11.68
Second Quarter	$16.38	$11.70
Third Quarter	$24.60	$14.75
Fourth Quarter	$26.05	$14.26

Holders

        At March 7, 2014, there were 81 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

        Set forth below is information regarding our issuance of shares upon the exercise of warrants, during 2013, to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, including the consideration, if any, received by us in connection with these transactions. The shares issued upon these warrant exercises were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in any such issuances.

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

  (3)
  On April 7, 2013, we issued 1,420 shares of common stock to Christopher Fraser, pursuant to an exercise of a warrant we had granted to him on May 23, 2006. We received proceeds of $3,187 related to this warrant exercise.

  (4)
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(1)
October 1, 2013 - October 31, 2013	—	$—	—	$11,065,932
November 1, 2013 - November 30, 2013	124,971	$15.38	124,971	$9,144,299
December 1, 2013 - December 31, 2013	28,830	$15.03	28,830	$8,711,058

Total	153,801	$15.31	153,801	$8,711,058

(1)
On November 28, 2012, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $20 million of our outstanding common stock on the open market or in privately negotiated transactions.

(2)
The Average Price Paid per Share includes broker commissions.

Performance Graph

        The following graph compares the relative performance of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. This graph covers the period from July 27, 2011 (date of the listing of our common stock on the NASDAQ Global Market in connection with our initial public offering) through December 31, 2013. The graph assumes the investment of $100.00 on July 27, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index, and assumes any dividends are reinvested.

COMPARISON OF 29 MONTH CUMULATIVE TOTAL RETURN*
Among Tangoe, Inc., the NASDAQ Composite Index,
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 7/27/11 in stock or 7/31/11 in index, including reinvestment of dividends. Fiscal year ending December 31.

Company/Index	7/27/11	9/30/11	12/31/11	3/31/12	6/30/12	9/30/12	12/31/12	3/31/13	6/30/13	9/30/13	12/31/13
Tangoe, Inc.	$100.00	$97.08	$132.19	$161.08	$182.92	$112.70	$101.89	$106.35	$132.45	$204.55	$154.59
NASDAQ Composite	100.00	84.92	92.31	109.58	106.75	112.42	107.77	121.93	127.69	142.70	158.44
NASDAQ Computer & Data Processing	100.00	88.37	94.96	110.82	105.59	111.69	108.80	114.26	123.26	137.84	157.39

Item 6.    Selected Financial Data

        The following tables summarize our consolidated financial data for the periods presented. You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this Annual Report on Form 10-K and the other financial information appearing elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2011, 2012 and 2013 and the balance sheet data as of December 31, 2012 and 2013 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2009 and 2010 and balance sheet data as of December 31, 2009, 2010 and 2011 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(dollars in thousands, except per share amounts)
Revenue:
Recurring technology and services	$46,005	$57,703	$93,671	$137,979	$168,484
Strategic consulting, software licenses and other	9,912	10,771	11,270	16,533	20,430

Total revenue	55,917	68,474	104,941	154,512	188,914

Cost of revenue:
Recurring technology and services	20,538	26,349	44,814	63,976	76,228
Strategic consulting, software licenses and other	4,360	3,874	5,165	6,627	8,750

Total cost of revenue(1)	24,898	30,223	49,979	70,603	84,978

Gross profit	31,019	38,251	54,962	83,909	103,936
Operating expenses:
Sales and marketing(1)	9,793	12,281	16,648	24,840	33,382
General and administrative(1)	9,547	11,709	17,777	29,317	34,765
Research and development(1)	8,070	9,321	11,860	16,696	19,570
Depreciation and amortization	3,537	3,529	4,551	8,666	10,452
Restructuring charge	—	—	1,549	—	654

Income from operations	72	1,411	2,577	4,390	5,113
Other income (expense), net:
Interest expense	(2,224)	(2,007)	(3,047)	(943)	(401)
Interest income	46	19	45	80	60
Other income (expense)	—	3	—	(9)	1,201
Increase in fair value of warrants for redeemable convertible preferred stock	(184)	(884)	(1,996)	—	—

(Loss) income before income tax provision	(2,290)	(1,458)	(2,421)	3,518	5,973
Income tax provision	264	294	534	480	1,011

Net (loss) income	(2,554)	(1,752)	(2,955)	3,038	4,962
Preferred dividends	(3,714)	(3,715)	(2,168)	—	—
Accretion of redeemable convertible preferred stock	(64)	(64)	(37)	—	—

(Loss) income applicable to common stockholders	$(6,332)	$(5,531)	$(5,160)	$3,038	$4,962

(Loss) income per common share:
Basic	$(1.47)	$(1.26)	$(0.31)	$0.08	$0.13

Diluted	$(1.47)	$(1.26)	$(0.31)	$0.08	$0.12

Weighted average number of common share:
Basic	4,311	4,399	16,412	36,492	37,706

Diluted	4,311	4,399	16,412	39,870	40,472

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(dollars in thousands, except per share amounts)
Other financial data:
Adjusted EBITDA(2)	$4,358	$6,894	$12,749	$22,296	$29,684

(1)
Includes stock-based compensation as follows:

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(dollars in thousands)
Cost of revenue:
Stock-based compensation	$115	$323	$669	$1,347	$2,108
Sales and marketing:
Stock-based compensation	216	425	1,201	2,133	3,941
General and administrative:
Stock-based compensation	329	1,032	1,934	5,105	6,220
Research and development:
Stock-based compensation	89	148	176	580	990

Total stock-based compensation	$749	$1,928	$3,980	$9,165	$13,259

Amortization of intangibles:
Acquisition-related intangibles amortization	$2,316	$2,276	$2,960	$6,669	$8,103

(2)
We define Adjusted EBITDA as net income (loss) plus interest expense, other expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense, increase in fair value of warrants for redeemable convertible preferred stock and restructuring charge less amortization of leasehold interest, interest income and other income. Adjusted EBITDA is a financial measure that is not calculated in accordance with GAAP. The table below provides a reconciliation of this non-GAAP financial measure to the most directly comparable financial measure calculated and presented in accordance with GAAP. Adjusted EBITDA should not be considered as an alternative to net income (loss), operating income or any other measure of financial performance calculated and presented in accordance with GAAP. Our Adjusted EBITDA may not be comparable to similarly titled measures of other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do. We prepare Adjusted EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reason we consider them appropriate.

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

  •
  securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies; and

  •
  we adopted the authoritative guidance for stock-based payments on January 1, 2006 and recorded stock-based compensation expense of approximately $749,000, $1,928,000, $3,980,000, $9,165,000 and $13,259,000 for the years ended December 31, 2009, 2010, 2011, 2012 and 2013, respectively. Prior to January 1, 2006, we accounted for stock-based compensation expense using the intrinsic value method under previously authorized guidance, which did not result in any stock-based compensation expense. By comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to changes in accounting treatment and is a non-cash expense that is not a key measure of our operations.

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

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to Net (Loss) Income	2009	2010	2011	2012	2013
	(dollars in thousands)
Net (loss) income	$(2,554)	$(1,752)	$(2,955)	$3,038	$4,962
Interest expense	2,224	2,007	3,047	943	401
Interest income	(46)	(19)	(45)	(80)	(60)
Income tax provision	264	294	534	480	1,011
Depreciation and amortization	3,537	3,529	4,551	8,666	10,452
Amortization of marketing agreement intangible assets	—	26	92	174	305
Amortization of leasehold interest	—	—	—	(99)	(99)
Stock-based compensation expense	749	1,928	3,980	9,165	13,259
Other (income) expense	—	(3)	—	9	(1,201)
Restructuring charge	—	—	1,549	—	654
Increase in fair value of warrants for redeemable convertible preferred stock	184	884	1,996	—	—

Adjusted EBITDA	$4,358	$6,894	$12,749	$22,296	$29,684

Balance sheet data:	2009	2010	2011	2012	2013
	(dollars in thousands)
Cash and cash equivalents	$6,163	$5,913	$43,407	$50,211	$43,182
Accounts receivable, net	11,517	14,295	25,311	38,309	43,273
Working capital (excluding deferred revenue-current portion)(1)	4,524	8,591	48,572	47,993	70,560
Intangible assets	16,843	15,785	28,800	44,249	36,637
Goodwill	17,636	17,636	36,266	65,825	65,963
Total assets	56,078	58,744	140,862	207,268	198,844
Accounts payable and accrued expenses	5,143	6,667	13,666	21,163	18,441
Deferred revenue-current portion	6,881	8,304	9,051	9,648	9,063
Notes payable, including current portion	21,331	18,122	16,194	22,574	2,034
Redeemable convertible preferred stock	57,604	61,441	—	—	—
Stockholders' (deficit) equity	(39,032)	(42,022)	96,589	148,620	164,012

(1)
These amounts are derived by taking the working capital (deficit) of $(2,357) for 2009, $287 for 2010, $39,521 for 2011, $38,345 for 2012 and $61,497 for 2013, and excluding deferred revenue—current portion, which is a non-cash obligation.

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

 Overview

        Tangoe is a leading global provider of connection lifecycle management, or CLM, software and services to a wide range of global enterprises and service providers. CLM covers the entire spectrum of an enterprise's connection-based assets and services such as voice and data services, mobile devices and usage, machine-to-machine connections, cloud software and services, enterprise social and information technology connections, and encompasses the entire lifecycle of these assets and services including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, or MDM, real-time telecommunications expense management, or rTEM, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Matrix Solution Suite is a suite of software designed to manage and optimize the complex processes and expenses associated with this connection lifecycle. Our Matrix Solution Suite and related services have historically focused on enterprises' fixed and mobile connections, and related assets, usage, expenses and analytics. We continue to enhance and expand our software and service offerings by developing and implementing additional capabilities, including planned capabilities designed to turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections. We refer to our Matrix Solution Suite and related service offerings as Matrix.

        Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize service plans for its usage patterns and needs, to manage used and unused connection assets and services, to proactively monitor usage and to prevent bill overages. Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of connection assets and services, and to reduce costs by controlling and allocating connection expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of connection assets and services. Further, our solution allows enterprises to manage their connection assets and helps them improve end user productivity.

        We designed our business model to sell recurring technology and services leveraging our Matrix Solution Suite. We review three key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

        Adjusted EBITDA.    We define Adjusted EBITDA as net income (loss) plus interest expense, other expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense, increase in fair value of warrants for redeemable convertible preferred stock and restructuring charge less amortization of leasehold interest, interest income and other income. Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure. Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2014. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) income, see footnote 2 to the "Selected Financial Data" section of this Annual Report on Form 10-K.

        Recurring technology and services revenue growth.    We provide recurring technology-enabled services leveraging both our technology and communications industry experience. We regularly review our recurring revenue growth to measure our success.

        We intend to continue to focus our sales and marketing efforts on increasing our recurring technology and services-related customer base, and we expect that our recurring technology and services revenue will increase in absolute dollars and remain consistent as a percentage of total revenue over the next 12 months due to our expectation that we will be able to:

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

  •
  We continue to closely monitor current economic conditions, as any decline in the general economic environment that negatively affects the financial condition of our customers could have an adverse effect on our financial condition and results of operations. For example, during the most recent economic downturn, our customer cancellation rate during the first quarter of 2009 increased to a quarterly rate of over three times the average of the prior four quarters, partly as a result of customer bankruptcies. If economic conditions in the United States and other countries decline, we may face greater risks in operating our business.

Acquisitions

        On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions, for $3.0 million in cash plus earn-out payments, based on revenues derived from providing selected services to former HCL-EMS customers over the two years following the acquisition as well as transaction costs of approximately $140,000. These transaction costs were expensed as incurred. In May 2012, we agreed with HCL-EMS that the gross amount of the first year earn-out would be $1.9 million, and we paid that amount to HCL-EMS. In April 2013, we agreed with HCL-EMS that the gross amount of second year earn-out would be $1.9 million. In August 2013, we paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.

        On March 16, 2011, we acquired substantially all of the assets of the telecommunications expense management division of Telwares, Inc. and its subsidiary Vercuity Solutions, Inc., or Telwares, for $4.5 million in cash (excluding working capital adjustments) plus deferred cash of up to an additional $2.5 million payable in installments of $1.25 million each on March 16, 2012 and March 16, 2013. We paid the first installment of $1.25 million on March 16, 2012. The installment payable on March 16, 2013 was subject to a potential reduction of up to $0.5 million relating to the achievement of certain recurring revenue goals during the three months ending June 30, 2012. We agreed with Telwares that the amount of the reduction would be $0.4 million and we paid the resulting installment of deferred cash consideration of $0.9 million in March 2013. In addition, we incurred transaction costs of approximately $0.2 million in connection with the transaction. These transaction costs were immaterial and expensed as incurred.

        On December 19, 2011, we acquired ProfitLine, Inc., or ProfitLine, a provider of telecommunications expense management, invoice processing and mobility management solutions, through a merger with one of our subsidiaries for $14.5 million in cash paid at the closing plus deferred cash of an additional $9.0 million payable in cash installments of $4.5 million on each of December 19, 2012 and June 19, 2013, subject to set-off rights that we and ProfitLine, as our wholly owned subsidiary following the acquisition, held with respect to indemnities given by the former stockholders of ProfitLine under the merger agreement for the acquisition. We paid the former stockholders of ProfitLine $4.1 million in December 2012, consisting of the first installment of $4.5 million less indemnity claims of $0.4 million. In July 2013, we paid $4.1 million to the former stockholders of ProfitLine, which represented the second and final installment of $4.5 million less indemnity claims of $0.4 million. The transaction costs were immaterial and were expensed as incurred.

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

        On April 18, 2013, we acquired all of the issued share capital of oneTEM GmbH, or oneTEM, a provider of strategic consulting services based in Germany. The purchase price was approximately €1.5 million, which consisted of €0.9 million in cash paid at the closing and €0.4 million in cash payable on the first anniversary of the closing. In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods. The earn-out period begins with the first full month after the closing and continues for four consecutive 12-month periods. The fair value of the earn-out consideration was valued at €0.2 million, which was estimated by applying the income approach. The transaction costs were immaterial and were expensed as incurred.

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

        We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months. Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers. Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide. Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services. As of December 31, 2013, we managed a total of approximately $27.5 billion in annual communications expense as compared to approximately $23.8 billion in annual communications expense as of December 31, 2012. Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded. Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period. Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

        In 2010, we began to amortize the value of a warrant to purchase common stock issued to IBM as part of a strategic relationship agreement. This related charge will be recorded as contra-revenue in proportion to total expected revenue from the agreement. We recorded $91,806, $174,451 and $304,758 of amortization as a contra-revenue charge during the years ended December 31, 2011, 2012 and 2013, respectively.

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

        On occasion, we license our Communications Management Platform to our customers on a perpetual basis. If we are able to derive vendor-specific objective evidence on the undelivered elements, the software portion is recognized when the revenue recognition criteria is met; otherwise the contract is recognized ratably over the contract life. Other professional services are recognized as the services are performed. We have an agreement with a carrier whereby we receive an activation fee for procuring a mobile device. The activation revenue is recognized upon confirmation from the carrier that the device has been procured. The revenue related to the sale of mobile telecommunication accessories is recognized upon shipment of the accessories to the customer.

        We expect our strategic consulting, software licenses and other revenue to remain relatively constant in absolute dollars, but to decrease as a percentage of total revenue, as we continue to focus our sales and marketing efforts on our recurring technology and services revenue model.

        We historically have derived primarily all of our revenue from United States-based customers. We have been building our international sales operations by increasing our direct sales force abroad and expect to continue this expansion. We expect our international revenue to increase in absolute dollars and as a percentage of total revenue.

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

        Cost of strategic consulting, software licenses and other revenue.    Cost of strategic consulting, software licenses and other revenue consists primarily of personnel-related costs, including salary, stock-

based compensation and other compensation-related costs and subcontractor fees directly related to delivering the service and to a lesser extent, the cost of the mobile telecommunications accessories sold.

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

        Sales and marketing.    Sales and marketing expense consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for our sales, marketing and business development employees, the cost of marketing programs such as on-line lead generation, promotional events, such as trade shows, user conferences, seminars and webinars, the cost of business development programs, travel-related costs and sales commissions. Sales commission rates are calculated at the time a contract is signed. The sales commission rate is applied to the contract's first year of revenue to calculate sales commission expense. Sales commission expense is accrued and expensed at the time we invoice the customer and is paid to the salesperson either when the invoice is collected or ratably over the next five quarters. Generally, new sales personnel require time to become familiar with our software and services and do not begin to generate sales immediately, which can result in increased sales and marketing expense without any immediate increase in revenue. We expect sales and marketing expense to increase in absolute dollars and as a percentage of revenue in the near term, as we continue to hire sales and marketing personnel in the United States and internationally to expand our solution globally.

        General and administrative.    General and administrative expense consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for finance and accounting, executive, human resources, legal and information technology personnel, rent and facility costs, legal and other professional fees, and other corporate expenses. We are incurring and will continue to incur costs associated with being a public company, including corporate insurance costs as well as certain personnel costs and professional fees, including legal and accounting fees as they relate to financial reporting and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. We expect general and administrative expense to increase in absolute dollars and to decrease as a percentage of revenue in the near term.

        Research and development.    Research and development expense primarily consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for development personnel, and fees to our outside contract development vendors. We anticipate that our research and development team will continue to focus on expanding our software and services and increasing the functionality of our current offerings. We expect research and development expense to increase in absolute dollars, but decrease as a percentage of revenue in the near term.

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

Other Income (Expense), Net

        Other income (expense), net consists primarily of interest expense on our short and long-term debt, interest income on our cash and cash equivalents balance and, for 2013 only, decrease in the fair value of contingent consideration. We have historically invested our cash in money market investments. We expect our interest income to vary in each reporting period depending on our average cash balances and interest rates.

Income Tax Provision

        Income tax provision consists of federal and state corporate income taxes resulting from our operations in the United States, as well as operations in various foreign jurisdictions. We expect income tax expense to vary each reporting period depending upon taxable income fluctuations and the availability of tax benefits from net loss carryforwards.

        As of December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $44.7 million, which, if unused, expire from 2021 to 2032. In addition to this amount, we have approximately $41.0 million of federal income tax loss carryforwards resulting from tax deductions related to stock options awarded to employees, which will be realized only when these deductions reduce the income taxes payable. Lastly we have U.S. federal research and development tax credit carryforwards of approximately $3.5 million, which expire through 2032. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2013, $29.0 million of our net operating loss and tax credit carryforwards were so limited. At December 31, 2013, we had a valuation allowance against the full amount of our deferred tax assets, as management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our net operating loss or tax credit carryforwards would increase net income in the period in which we make such a determination.

Critical Accounting Policies

        Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are summarized below. See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

        Revenue recognition.    Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of our solution to manage our customers' communications expenses. Strategic consulting, software licenses and other revenue consists of fees for contract negotiations, bill audits, sale of mobile telecommunication accessories, professional services and perpetual software licenses.

        We recognize revenue when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees and hosting fees are recognized ratably over the term of the period of service. The subscription-based services we provide include help desk, asset procurement and provisioning, and carrier dispute resolution services. Any implementation fees associated with recurring technology and services engagements are recognized ratably over the estimated expected life of the customer relationship which is estimated to be equal to twice the contract life.

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

        Professional services related to the implementation of our software products, which we refer to as consulting services, are generally performed on a fixed fee basis under separate service arrangements. Consulting services revenue is recognized as the services are performed by measuring progress towards completion based upon either costs or the achievement of certain milestones. We also provide contract negotiation and bill audit services, which we refer to as strategic sourcing services, on behalf of our customers, which are generally performed on a contingency fee basis, with our fees being based on a percentage of the savings we achieve for the customer. Revenue from strategic sourcing services engagements is recognized as savings are secured for the customer or as work is completed. The revenue is generally billed as a base fee and a contingency fee based upon the amount of savings secured multiplied by the contingency fee percentage to which we are entitled.

        In accordance with ASC 605 , Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, we classify reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2011, 2012 and 2013 reimbursed expenses of $272,100, $239,400 and $106,300, respectively, were included in revenue.

        Purchase accounting.    We accounted for the acquisitions of HCL-EMS, Telwares, ProfitLine, Anomalous, ttMobiles, Symphony and oneTEM using the purchase method of accounting for acquisitions. As a result, the purchase price for each of the transactions has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. We applied significant judgment and estimates in determining the fair values of the assets acquired and their useful lives. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment annually and more frequently if certain events occur. In the process of our annual impairment review, we use the income approach methodology of valuation that includes the discounted cash flow method to determine the fair value of our intangible assets. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

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

        Impairment of goodwill.    As required by ASC 350, Goodwill and Other Intangible Assets, we test goodwill for impairment. Goodwill is not amortized, but instead tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events. We have one reporting unit. The annual goodwill impairment test is a two-step process. First, we determine if the carrying value of its related reporting unit exceeds fair value, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill to its carrying amount to determine if there is an impairment loss. In September 2011, the FASB issued Accounting Standard Update ("ASU") 2011-08, which amends ASC 350 for testing goodwill for impairment. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test otherwise, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test. We have determined that goodwill was not impaired as of December 31, 2013.

        Impairment of other long-lived assets.    We assess the impairment of these assets, or the need to accelerate amortization, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of our long-lived assets and other intangibles. Future events could cause us to conclude that impairment indicators exist and that the assets should be reviewed to determine their fair value. We assess the assets for impairment based on the estimated future undiscounted cash flows expected to result from the use of the assets and their eventual disposition. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recorded for the excess of the asset's carrying amount over its fair value. Fair value is generally determined based on a valuation process that provides an estimate of a fair value of these assets using a discounted cash flow model, which includes many assumptions and estimates. Once the valuation is determined, we will write-down these assets to their determined fair value, if necessary. Any write-down could have a material adverse effect on our consolidated financial statements. We have determined that our long-lived assets including intangible assets were not impaired as of December 31, 2013.

        Stock-based compensation.    We follow ASC 718, Share-Based Payment for recording stock-based compensation. ASC 718 supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to

Employees, and related interpretations. ASC 718 requires all stock-based compensation to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. We estimate the fair value of the stock-based awards, including stock options, using the Black-Scholes valuation model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of stock-based awards granted in 2011, 2012 and 2013 are set forth below:

	2011	2012	2013
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.25% to 2.6%	0.79% to 1.16%	1.04% to 1.86%
Expected term (in years)	5.5 - 6.2 years	5.5 - 6.1 years	5.7 - 6.1 years
Expected volatility	59.74% - 60.88%	58.09% - 59.92%	56.34% - 56.84%

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

        We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2013, we had a full valuation allowance against substantially all our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

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

	Years Ended December 31,
(in thousands, except percentages)	2011	2012	2013
Revenue:
Recurring technology and services	$93,671	$137,979	$168,484
Strategic consulting, software licenses and other	11,270	16,533	20,430

Total revenue	104,941	154,512	188,914

Cost of revenue:
Recurring technology and services	44,814	63,976	76,228
Strategic consulting, software licenses and other	5,165	6,627	8,750

Total cost of revenue(1)	49,979	70,603	84,978

Gross profit	54,962	83,909	103,936
Operating expense:
Sales and marketing(1)	16,648	24,840	33,382
General and administrative(1)	17,777	29,317	34,765
Research and development(1)	11,860	16,696	19,570
Depreciation and amortization	4,551	8,666	10,452
Restructuring charge	1,549	—	654

Income from operations	2,577	4,390	5,113
Other income (expense), net:
Interest expense	(3,047)	(943)	(401)
Interest income	45	80	60
Other (expense) income	—	(9)	1,201
Increase in fair value of warrants for redeemable convertible preferred stock	(1,996)	—	—

(Loss) income before income tax provision	(2,421)	3,518	5,973
Income tax provision	534	480	1,011

Net (loss) income	$(2,955)	$3,038	$4,962

(1)
Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$669	$1,347	$2,108
Sales and marketing	1,201	2,133	3,941
General and administrative	1,934	5,105	6,220
Research and development	176	580	990

	$3,980	$9,165	$13,259

 Years Ended December 31, 2012 and 2013

  Revenue

        The following table presents our components of revenue for the periods presented:

	Years Ended December 31,		Increase
(in thousands, except percentages)	2012	2013	$	%
Recurring technology and services	$137,979	$168,484	$30,505	22%
Strategic consulting, software licenses and other	16,533	20,430	3,897	24%

Total revenue	$154,512	$188,914	$34,402	22%

        Our recurring technology and services revenue increased $30.5 million, or 22%, for the year ended December 31, 2013 as compared to the prior year. Of this increase, $23.5 million was attributable to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition. The increase was driven in part by a 23% increase in our total number of recurring revenue customers to 677 as of December 31, 2013, which amount excludes 332 acquisition customers for total recurring revenue customers of 1,009 as of December 31, 2013, from 549 as of December 31, 2012, which amount excludes 349 acquisition customers for total recurring revenue customers of 898 as of December 31, 2012. The $7.0 million balance of our increase for the year ended December 31, 2013, as compared to the prior year, was attributable to an increase in revenue from customers acquired in connection with acquisitions since January 1, 2011 to $56.0 million for the year ended December 31, 2013 from $49.0 million for the year ended December 31, 2012, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services. This increase was principally attributable to revenues from customers acquired in connection with acquisitions in the year ended December 31, 2012 being included for the full year ended December 31, 2013 as compared to only the portion of the year ended December 31, 2012 following such acquisition.

        Our strategic consulting, software licenses and other revenue increased $3.9 million, or 24%, for the year ended December 31, 2013 as compared to the prior year, primarily due to increases in strategic sourcing and consulting revenue of $3.4 million, other revenue of $1.1 million and mobile telecommunication accessories sales revenue of $1.1 million. These increases were partially offset by a $1.2 million decrease in mobile activation revenues and $0.5 million decrease in software license fee revenues.

  Cost of Revenue and Gross Profit

        The following table presents our cost of revenue and gross profit for the periods presented:

	Years Ended December 31,		Increase
(in thousands, except percentages)	2012	2013	$	%
Recurring technology and services	$63,976	$76,228	$12,252	19%
Strategic consulting, software licenses and other	6,627	8,750	2,123	32%

Total cost of revenue	$70,603	$84,978	$14,375	20%

Gross profit	$83,909	$103,936	$20,027	24%

Gross margin	54%	55%

        Our recurring technology and services cost of revenue increased $12.3 million for the year ended December 31, 2013 as compared to the prior year. This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $11.6 million, and an increase in travel-related expenses and other infrastructure costs of $2.1 million. The increases in personnel-related, travel-related and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business. These increases were partially offset by a $1.6 million decrease in third-party contractor costs as acquired customers have migrated to our platforms.

        Our strategic consulting, software licenses and other cost of revenue increased $2.1 million for the year ended December 31, 2013 as compared to the prior year, primarily as a result of a $1.1 million increase in salary and other compensated-related costs as a result of an increase in strategic consulting revenue and a $1.0 million increase in the costs associated with our sales of mobile telecommunication accessories as a result of increased sales volume.

        As a percentage of revenue, gross profit increased to 55% for the year ended December 31, 2013 as compared to 54% for the prior year. This increase in gross margin was primarily due to the migration of customers acquired in the HCL-EMS and Telwares acquisitions onto our platforms, which operate at a higher gross margin than the legacy HCL-EMS and Telwares platforms on which we serviced these customers immediately following the HCL-EMS and Telwares acquisitions. The $20.0 million increase in gross profit in absolute dollars was primarily due to increased revenue.

  Operating Expense

        The following table presents our components of operating expense for the periods presented:

	Years Ended December 31,
	2012		2013
					Change
		% of Revenue		% of Revenue
(in thousands, except percentages)	Amount		Amount		$	%
Sales and marketing	$24,840	16%	$33,382	18%	$8,542	34%
General and administrative	29,317	19%	34,765	18%	5,448	19%
Research and development	16,696	11%	19,570	10%	2,874	17%
Depreciation and amortization	8,666	6%	10,452	6%	1,786	21%
Restructuring charge	—	0%	654	0%	654	*

Total operating expense	$79,519	51%	$98,823	52%	$19,304	24%

*
Not meaningful

        Sales and marketing expense.    Our sales and marketing expense increased $8.5 million for the year ended December 31, 2013 as compared to the prior year, primarily due to an increase in personnel-related costs, including salary and other compensation-related costs, of $7.8 million, which includes an increase in stock-based compensation of $1.8 million, and an increase of $0.6 million in travel expenses. These increases were primarily due to an increase in the number of global direct and indirect sales force employees to accommodate growth in sales opportunities, as well as, with respect to stock-based compensation, an increase in the value of stock-based equity awards. Outside marketing expense was comparable for the years ended December 31, 2013 and 2012 at $1.2 million and $1.3 million, respectively.

        General and administrative expense.    Our general and administrative expense increased $5.4 million for the year ended December 31, 2013 as compared to the prior year, primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $3.1 million, which consists of increases in employee compensation and benefits of $2.0 million and stock-based compensation of $1.1 million. These increases were primarily due to an increase in headcount as well as, with respect to stock-based compensation, an increase in the value of stock-based equity awards. In addition, we incurred a $2.0 million increase in facility and overhead costs, primarily attributable to the rent and overhead costs associated with additional facilities, and an increase in professional fees of $0.3 million, primarily attributable legal fees related to the purported class action lawsuits described above under Part I, Item 3, "Legal Proceedings".

        Research and development expense.    Our research and development expense increased $2.9 million for the year ended December 31, 2013 as compared to the prior year, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $3.3 million, which consists of increases in employee compensation and benefits of $2.9 million and stock-based compensation of $0.4 million. These increases were primarily due to an increase in headcount as well as, with respect to stock-based compensation, an increase in the value of stock-based equity awards. These increases were offset by a decrease in third-party contractor costs of $0.5 million. The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

        Depreciation and amortization expense.    Our depreciation and amortization expense increased $1.8 million for the year ended December 31, 2013 as compared to the prior year, primarily due to increases in amortization expense of $1.4 million and depreciation expense of $0.4 million. The increase in amortization expense was the result of higher intangible assets as a result of the ttMobiles and Symphony acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

        Restructuring charge.    The restructuring charge recorded during the year ended December 31, 2013 was a result of a lease termination agreement executed with the landlord of our New Jersey office space acquired as part of the acquisition of HCL-EMS. The agreement terminated the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million. We recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement and $0.1 million restructuring charge as a result of our inability to sublease the office space in the time period originally expected.

  Other Income (Expense), Net

        The following table presents our components of other income (expense), net for the periods presented:

	Years Ended December 31,		Change
(in thousands, except percentages)	2012	2013	$	%
Interest expense	$(943)	$(401)	542	-57%
Interest income	80	60	(20)	-25%
Other (expense) income	(9)	1,201	1,210	*

*
Not meaningful

        Interest expense.    The decrease in interest expense for the year ended December 31, 2013 as compared to the prior year was a result of higher average debt balances in 2012 related to the HCL-EMS, Telwares, Anomalous, ttMobiles and Symphony deferred consideration balances.

        Interest income.    Interest income for the years ended December 31, 2013 and 2012 was comparable at $0.1 million in each year.

        Other income.    Other income for the year ended December 31, 2013 primarily consisted of a $0.4 million reduction in the Telwares deferred cash consideration as a result of not achieving certain recurring revenue targets, a $0.3 million reduction in the ProfitLine deferred cash consideration as a result of the settlement of certain indemnity claims, a $0.2 million adjustment of the HCL-EMS year two earn-out estimate to actual, a $0.2 million reduction in the Symphony deferred cash consideration as a result of a net asset shortfall adjustment and $0.1 million received in foreign government incentives.

  Income Tax Provision

        Our income tax provision increased $0.5 million for the year ended December 31, 2013 as compared to the prior year, due to an increase in deferred income taxes related to tax amortization taken on indefinite-lived intangible assets from the Symphony acquisition, a reduction of Tangoe Canada's R&D tax credit reserve and income tax expense related to our Indian subsidiary.

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

        Our recurring technology and services revenue increased $44.3 million, or 47%, for the year ended December 31, 2012 as compared to the prior year. Of this increase $15.2 million was attributable to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition. The increase was driven in part by a 19% increase in our total number of recurring revenue customers to 549 as of December 31, 2012, which amount excludes 349 acquisition customers for total recurring revenue customers of 898 as of December 31, 2012, from 462 as of December 31, 2011, which amount excludes 160 acquisition customers for total recurring revenue customers of 622 as of December 31 2011. The $29.1 million balance of our increase for the year ended December 31, 2012 as compared to the prior year was attributable to an increase in revenue from customers acquired in connection with acquisitions since January 1, 2011 to $49.0 million for the year ended December 31, 2012 from $20.0 million for the year ended December 31, 2011 including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services. This increase was principally attributable to revenues from customers acquired in connection with an acquisition in the year ended December 31, 2011 being included for the full year ended December 31, 2012 as compared to only the portion of the year ended December 31, 2011 following such acquisition and revenues from customers acquired in connection with acquisitions in the year ended December 31, 2012.

        Our strategic consulting, software licenses and other revenue increased $5.3 million, or 47%, for the year ended December 31, 2012 as compared to the prior year, primarily due to increases in strategic sourcing revenue of $3.2 million, mobile telecommunication accessories sales revenue of $1.5 million, software license fees of $0.5 million and mobile activation revenue of $0.4 million. These increases were partially offset by a decrease of $0.3 million in consulting and other revenues.

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

  Operating Expense

        The following table presents our components of operating expense for the periods presented:

	Years Ended December 31,
	2011		2012
					Change
		% of Revenue		% of Revenue
(in thousands, except percentages)	Amount		Amount		$	%
Sales and marketing	$16,648	16%	$24,840	16%	$8,192	49%
General and administrative	17,777	17%	29,317	19%	11,540	65%
Research and development	11,860	11%	16,696	11%	4,836	41%
Depreciation and amortization	4,551	4%	8,666	6%	4,115	90%
Restructuring charge	1,549	1%	—	0%	(1,549)	*

Total operating expense	$52,385	50%	$79,519	51%	$27,134	52%

*
Not meaningful

        Sales and marketing expense.    Our sales and marketing expense increased $8.2 million for the year ended December 31, 2012 as compared to the prior year, primarily due to increases in personnel-related costs, including salary and other compensation-related costs, of $6.5 million, which includes an increase in stock-based compensation of $0.9 million. The increases were primarily due to an increase in the number of direct and indirect sales force employees to accommodate growth in sales opportunities, and the value of the stock-based awards, $1.0 million in travel expense as a result of the increased headcount and $0.5 million in outside marketing expense. The increase in outside marketing expenses was primarily attributable to attending several trade shows, market research and website expansion in an effort to expand brand awareness and increase lead generation.

        General and administrative expense.    Our general and administrative expense increased $11.5 million for the year ended December 31, 2012 as compared to the prior year, primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $5.7 million, which includes an increase in stock-based compensation of $3.2 million and employee compensation and benefits of $2.5 million and an increase in third-party contractor expenses of $0.5 million. These increases were primarily due to an increase in headcount and the value of stock-based equity awards. In addition, we incurred a $3.8 million increase in facility and overhead costs, primarily attributable to the rent and overhead costs associated with additional facilities, and an increase in professional fees of $1.5 million, primarily attributable to the Anomalous, ttMobiles and Symphony acquisitions and operating as a public company.

        Research and development expense.    Our research and development expense increased $4.8 million for the year ended December 31, 2012 as compared to the prior year, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $3.0 million, which includes an increase in stock-based compensation of $0.4 million and employee compensation and benefits of $2.6 million, primarily arising from increased headcount and the value of stock-based equity awards. In addition, we incurred a $1.8 million increase in third-party contractor expenses. The higher costs were primarily the result of an initiative to enhance the functionality of our products and improve our ability to scale to increased demand.

        Depreciation and amortization expense.    Our depreciation and amortization expense increased $4.1 million for the year ended December 31, 2012 as compared to the prior year, primarily due to an increase in amortization expense of $3.5 million and depreciation expense of $0.6 million. The increase in amortization expense was result of higher intangible assets as result of the Telwares, ProfitLine, Anomalous, ttMobiles and Symphony acquisitions. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

        Restructuring charge.    The restructuring charge recorded during the year ended December 31, 2011 was a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired in the HCL-EMS and Telwares acquisitions. This charge reflects the fair value of the remaining rent payments for the office space we ceased using, net of estimated sublease income plus real estate commissions, and office relocation costs. Ultimately, we did not sublease the office space, resulting in additional charges in 2013. In June 2013, we signed a lease termination agreement terminating the lease.

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

*
Not meaningful

        Interest expense.    The decrease in interest expense for the year ended December 31, 2012 as compared to the prior year was a result of higher average debt balances in 2011 as a result of an outstanding term loan related to the HCL-EMS and Telwares acquisitions.

        Interest income.    The increase in interest income for the year ended December 31, 2012 as compared to the prior year was a result of higher average cash balances in interest bearing bank accounts.

        Increase in fair value of warrants to purchase redeemable convertible preferred stock.    The elimination of the increase in the fair value of warrants to purchase redeemable convertible preferred stock for the year ended December 31, 2012 as compared to the prior year was the result of all warrants to purchase redeemable convertible preferred stock being converted to warrants to purchase common stock upon the completion of our initial public offering in August 2011.

  Income Tax Provision.

        Our income tax provision was comparable at $0.5 million for each of the years ended December 31, 2012 and 2011.

Liquidity and Capital Resources

  Sources of Liquidity

        Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of December 31, 2013, we had cash and cash equivalents of $43.2 million and accounts receivable of $43.3 million. As of December 31, 2013 we had amounts due under various debts and credit facilities of $2.0 million, which consisted of deferred consideration for the HCL-EMS and oneTEM acquisitions and capital lease and other financing obligations.

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

        The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of December 31,
(in thousands)	2011	2012	2013
Cash and cash equivalents	$43,407	$50,211	$43,182

	Years Ended December 31,
(in thousands)	2011	2012	2013
Net cash provided by operating activities	$10,147	$16,688	$21,413
Net cash used in investing activities	(23,047)	(40,230)	(23,488)
Net cash provided by (used in) financing activities	50,394	30,398	(4,735)
Effect of exchange rate on cash	—	(52)	(219)

Net increase (decrease) in cash and cash equivalents	$37,494	$6,804	$(7,029)

  Cash Flows from Operating Activities

        Operating activities provided $21.4 million of net cash during the year ended December 31, 2013, which resulted from our net income of $5.0 million for the year ended December 31, 2013 principally supplemented by non-cash charges of stock-based compensation of $13.3 million, depreciation and amortization of $10.5 million and restructuring charge of $0.7 million. Cash provided by operating activities was adversely impacted by a $5.1 million increase in accounts receivable and a $2.4 million decrease in accrued expenses during the year ended December 31, 2013.

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

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $23.5 million during the year ended December 31, 2013 and consisted of $20.8 million paid in connection with the HCL-EMS, Telwares, ProfitLine Anomalous, ttMobiles, Symphony and oneTEM acquisitions and capital expenditures of $2.6 million primarily related to the purchase of computer equipment and software.

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

  Cash Flows from Financing Activities

        Cash flows used in financing activities totaled $4.7 million during the year ended December 31, 2013 primarily due to $8.6 million of cash used to repurchase our common stock and debt repayments of $1.0 million. Cash flows used in financing activities was favorably impacted by cash proceeds from the exercise of stock options and stock warrants of $4.9 million.

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

Contractual Obligations

        The following table summarizes our material contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 Years
Operating lease obligations	$18,510	$6,462	$10,597	$1,451	$—
Capital leases and other obligations	459	459	—	—	—
Interest on capital lease obligations	10	10	—	—	—
HCL-EMS contingent consideration	891	891	—	—	—
OneTEM deferred purchase price	684	509	175	—	—

	$20,554	$8,331	$10,772	$1,451	$—

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

  •
  oneTEM deferred purchase price consists of $0.7 million, which includes $0.4 million of deferred purchase price payable on April 18, 2014 and contingent consideration totaling $0.3 million payable on April 18 in each of 2015, 2016, 2017 and 2018.

Off-Balance Sheet Arrangements

        We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

        In 2013, the FASB issued "Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which improves the reporting of unrecognized tax benefits. The amendment requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for net operating loss or tax credit carryforwards, unless the net operating loss or tax credit carryforward is not available to be used or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be represented as a liability instead of being netted against deferred tax assets for net operating loss or tax credit carryforwards. This amendment is effective for fiscal quarters and years beginning after December 15, 2013. We do not anticipate that this adoption will have a significant impact on our consolidated financial statements.

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

  Interest Rate Risk

        At December 31, 2013, we had unrestricted cash and cash equivalents totaling $43.2 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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
Orange, Connecticut

        We have audited the accompanying consolidated balance sheets of Tangoe, Inc. (the "Company") as of December 31, 2012 and 2013 and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangoe, Inc. at December 31, 2012 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), Tangoe, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organization of the Treadway Commission ("COSO") and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY

March 17, 2014

TANGOE, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2012	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,211	$43,182
Accounts receivable, less allowances of $198 and $283, respectively	38,309	43,273
Prepaid expenses and other current assets	3,384	4,537

Total current assets	91,904	90,992
COMPUTERS, FURNITURE AND EQUIPMENT-NET	3,999	4,317
OTHER ASSETS:
Intangible assets-net	44,249	36,637
Goodwill	65,825	65,963
Security deposits and other non-current assets	1,291	935

TOTAL ASSETS	$207,268	$198,844

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,128	$9,570
Accrued expenses	12,035	8,871
Deferred revenue-current portion	9,648	9,063
Notes payable-current portion	22,443	1,831
Other current liabilities	305	160

Total current liabilities	53,559	29,495
OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	3,543	3,598
Deferred revenue-less current portion	1,415	1,536
Notes payable-less current portion	131	203

Total liabilities	58,648	34,832

COMMITMENT AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001 per share—150,000,000 shares authorized as of December 31, 2012 and 2013; 37,613,327 and 38,160,928 shares issued and outstanding as of December 31, 2012 and 2013, respectively	4	4
Additional paid-in capital	191,581	202,808
Warrants for common stock	10,610	10,610
Accumulated deficit	(53,757)	(48,795)
Accumulated other comprehensive income (loss)	182	(615)

Total stockholders' equity	148,620	164,012

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$207,268	$198,844

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2011	2012	2013
Revenue:
Recurring technology and services	$93,671	$137,979	$168,484
Strategic consulting, software licenses and other	11,270	16,533	20,430

Total revenue	104,941	154,512	188,914

Cost of revenue:
Recurring technology and services	44,814	63,976	76,228
Strategic consulting, software licenses and other	5,165	6,627	8,750

Total cost of revenue	49,979	70,603	84,978

Gross profit	54,962	83,909	103,936
Operating expenses:
Sales and marketing	16,648	24,840	33,382
General and administrative	17,777	29,317	34,765
Research and development	11,860	16,696	19,570
Depreciation and amortization	4,551	8,666	10,452
Restructuring charge	1,549	—	654

Income from operations	2,577	4,390	5,113
Other income (expense), net:
Interest expense	(3,047)	(943)	(401)
Interest income	45	80	60
Other (expense) income	—	(9)	1,201
Increase in fair value of warrants for redeemable convertible preferred stock	(1,996)	—	—

(Loss) income before income tax provision	(2,421)	3,518	5,973
Income tax provision	534	480	1,011

Net (loss) income	(2,955)	3,038	4,962
Preferred dividends	(2,168)	—	—
Accretion of redeemable convertible preferred stock	(37)	—	—

(Loss) income applicable to common stockholders	$(5,160)	$3,038	$4,962

(Loss) income per common share:
Basic	$(0.31)	$0.08	$0.13

Diluted	$(0.31)	$0.08	$0.12

Weighted average number of common shares:
Basic	16,412	36,492	37,706

Diluted	16,412	39,870	40,472

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Comprehensive (Loss) Income

For the Years Ended December 31, 2011, 2012 and 2013

(in thousands)

	Year Ended December 31, 2011	Year Ended December 31, 2012	Year Ended December 31, 2013
Net (loss) income	$(2,955)	$3,038	$4,962
Foreign currency translation (loss) income adjustment	(42)	223	(797)

Comprehensive (loss) income	$(2,997)	$3,261	$4,165

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Changes in Stockholders' (Deficit) Equity

For the Years Ended December 31, 2011, 2012 and 2013

(in thousands, except share amounts)

	Series A Convertible Preferred Stock
			Common Stock				Notes Receivable for Purchase of Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Warrants		Accumulated Deficit	Other Comprehensive Income (Loss)	Total Stockholders' (Deficit)Equity
Balance December 31, 2010	1,928,479	$366	4,647,731	$—	$7,317	$2,022	$(93)	$(51,635)	$1	$(42,022)
Net loss	—	—	—	—	—	—	—	(2,955)	—	(2,955)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(42)	(42)
Issuance of shares from exercise of stock options	—	—	1,000,702	—	1,401	—	—	—	—	1,401
Issuance of shares from exercise of stock warrants	—	—	50,196	—	192	—	—	—	—	192
Cashless exercise of preferred warrant	—	—	931,896	—	19	—	—	—	—	19
Preferred stock dividends and accretion	—	—	—	—	—	—	—	(2,205)	—	(2,205)
Issuance of stock warrants	—	—	—	—	—	4,534	—	—	—	4,534
Conversion of preferred stock to common stock	(1,928,479)	(366)	19,022,067	2	64,015	—	—	—	—	63,651
Conversion of preferred stock warrants to common stock warrants	—	—	—	—	—	4,054	—	—	—	4,054
Issuance of common stock upon initial public offering, net of issuance costs	—	—	7,500,000	1	65,981	—	—	—	—	65,982
Stock-based compensation—options	—	—	—	—	3,980	—	—	—	—	3,980

Balance December 31, 2011	—	—	33,152,592	3	142,905	10,610	(93)	(56,795)	(41)	96,589
Net income	—	—	—	—	—	—	—	3,038	—	3,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	223	223
Securities issued in connection with acquisition	—	—	165,775	—	1,984	—	—	—	—	1,984
Issuance of shares upon follow-on offering, net of issuance costs	—	—	2,200,000	1	37,728	—	—	—	—	37,729
Issuance of shares from exercise of stock options	—	—	1,859,557	—	4,081	—	—	—	—	4,081
Issuance of shares from exercise of stock warrants	—	—	449,877	—	93	—	—	—	—	93
Issuance of shares in payment of board of director fees	—	—	1,021	—	21	—	—	—	—	21
Issuance of shares from executive stock grant	—	—	9,639	—	150	—	—	—	—	150
Repurchase of common stock	—	—	(357,751)	—	(4,396)	—	—	—	—	(4,396)
Repayment of notes receivable	—	—	—	—	—	—	93	—	—	93
Stock-based compensation—equity awards	—	—	—	—	9,015	—	—	—	—	9,015

Balance December 31, 2012	—	—	37,480,710	4	191,581	10,610	—	(53,757)	182	148,620
Net income	—	—	—	—	—	—	—	4,962	—	4,962
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(797)	(797)
Issuance of shares to employees and board of directors	—	—	76,916	—	761	—	—	—	—	761
Issuance of shares from exercise of stock options	—	—	1,015,817	—	4,826	—	—	—	—	4,826
Issuance of shares from exercise of stock warrants	—	—	14,907	—	35	—	—	—	—	35
Issuance of shares from vesting of restricted stock units	—	—	92,338	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(519,760)	—	(6,893)	—	—	—	—	(6,893)
Stock-based compensation—equity awards	—	—	—	—	12,498	—	—	—	—	12,498

Balance December 31, 2013	—	$—	38,160,928	$4	$202,808	$10,610	$—	$(48,795)	$(615)	$164,012

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2011	2012	2013
Operating activities:
Net (loss) income	$(2,955)	$3,038	$4,962
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount	1,339	801	305
Amortization of leasehold interest	—	(99)	(99)
Depreciation and amortization	4,551	8,666	10,452
Restructuring charge	1,549	—	654
(Decrease) increase in deferred rent liability	(58)	19	(47)
Amortization of marketing agreement intangible assets	92	174	305
Allowance for doubtful accounts	23	96	106
Deferred income taxes	305	183	400
Stock based compensation	3,980	9,165	13,259
Foreign exchange loss (gain)	—	46	(138)
Increase in fair value of warrants for redeemable convertible preferred stock	1,996	—	—
Decrease in fair value of contingent consideration	—	—	(1,041)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(4,437)	(5,883)	(5,089)
Prepaid expenses and other current assets	47	170	(407)
Other assets	(381)	(19)	191
Accounts payable	3,054	1,310	32
Accrued expenses	(184)	885	(2,409)
Deferred revenue	1,226	(1,864)	(23)

Net cash provided by operating activities	10,147	16,688	21,413

Investing activities:
Purchases of computers, furniture and equipment	(853)	(1,820)	(2,643)
Cash paid in connection with acquisitions, net of cash received	(22,194)	(38,410)	(20,845)

Net cash used in investing activities	(23,047)	(40,230)	(23,488)

Financing activities:
Repayment of debt	(38,018)	(9,676)	(1,006)
Borrowings of debt	20,000	778	—
Proceeds from public offerings, net of issuance costs	66,989	37,729	—
Repurchase of common stock	—	(2,700)	(8,590)
Proceeds from repayment of notes receivable	—	93	—
Deferred financing costs	(170)	—	—
Proceeds from exercise of stock options and stock warrants	1,593	4,174	4,861

Net cash provided by (used in) financing activities	50,394	30,398	(4,735)

Effect of exchange rate on cash	—	(52)	(219)
Net increase (decrease) in cash and cash equivalents	37,494	6,804	(7,029)
Cash and cash equivalents, beginning of period	5,913	43,407	50,211

Cash and cash equivalents, end of period	$43,407	$50,211	$43,182

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business

  Nature of Operations

        Tangoe, Inc. (the "Company"), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides connection lifecycle management software and related services to a wide range of global enterprises and service providers. Connection lifecycle management encompasses the entire spectrum of an enterprise's connection-based assets and services, such as voice and data services, mobile devices and usage, machine-to-machine connections, cloud software and services, enterprise social and information technology connections, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunication expense management, invoice processing, expense allocation and accounting and asset decommissioning and disposal. The Company's on-demand Matrix Solution Suite is a suite of software designed to manage and optimize the complex processes and expenses associated with this connection lifecycle. The Company's Matrix Solution Suite and related services have historically focused on enterprises' fixed and mobile connections and related assets, usage, expenses and analytics. The Company continues to enhance and expand its software and service offerings by developing and implementing additional capabilities, including planned capabilities designed to turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections. The Company refers to its Matrix Solution Suite and related service offerings as Matrix.

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies

        Consolidation and Basis of Preparation—The consolidated financial statements include the financial results of Tangoe, Inc. and its wholly owned subsidiaries Tangoe EU B.V., Tangoe (China) Co., Ltd., Tangoe-PL, Inc., Tangoe Canada, Inc. (formerly Anomalous Networks Inc.) acquired by the Company on January 10, 2012, Tangoe Europe, Limited (formerly ttMobiles, Limited) acquired by the Company on February 21, 2012, Tangoe Deutschland GmbH (formerly oneTEM GmbH) acquired by the Company on April 18, 2013, Tangoe India Softek Services Private, Limited formed by the Company in August 2012, described further in Note 4, Tangoe PTY Ltd. (Australia) formed on January 25, 2013 and Tangoe do Brasil Servicos Tecnologicos LTDA (Brazil) formed on August 21, 2013. Intercompany balances and transactions have been eliminated in consolidation.

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of a variable interest rate account. As of December 31, 2013, the Company had no restrictions on its $43.2 million of cash and cash equivalents.

        Revenue Recognition—Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of the Company's solution to manage its customers' communications expenses. Strategic consulting, software licenses and other revenues consist of fees for contract negotiations, bill audits, sale of mobile telecommunication accessories, professional services and perpetual software licenses.

        The Company recognizes revenue when persuasive evidence of an arrangement exists, pricing is fixed and determinable, collection is reasonably assured and delivery or performance of service has occurred. Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees and hosting fees are recognized ratably over the term of the period of service. The subscription-based services the Company provides include help desk, asset procurement and provisioning and carrier dispute resolution. Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship which the Company estimates to be equal to twice the contract life calculated on a per-customer basis and the Company recognizes implementation fees ratably over this period. Many of the Company's subscription contracts are non-cancelable, although customers have the right to terminate for cause if the Company materially fails to perform.

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

        Professional services related to the implementation of the Company's software products ("Consulting Services") are generally performed on a fixed fee basis under separate service

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

arrangements. Consulting Services revenue is recognized as the services are performed by measuring progress towards completion based upon either costs or the achievement of certain milestones. The Company also provides contract negotiation and bill audit services ("Strategic Sourcing Services") on behalf of its customers, which are generally performed on a contingency fee basis, with the Company's fees being based on a percentage of the savings the Company achieves for the customer. Revenue from Strategic Sourcing Services engagements is recognized as savings are secured for the customer or as work is completed. The revenue is generally billed as a base fee and a contingency fee based upon the amount of savings secured multiplied by the contingency fee percentage to which the Company is entitled.

        In accordance with ASC 605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2011, 2012 and 2013, reimbursed expenses of $0.3 million, $0.2 million and $0.1 million, respectively, were included in revenue.

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

        Income Taxes—The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred tax assets and liabilities are measured based on the difference between the financial statement carrying amounts and the respective tax basis of assets and liabilities and net operating loss carryforwards available for tax reporting purposes using the applicable tax rates for the years in which the differences are expected to reverse. A valuation allowance is recorded on deferred tax assets unless realization is determined to be more likely than not

        Concentration of Credit Risk—Financial instruments that subject the Company to risk of loss consist principally of accounts receivable. For the years ended December 31, 2011, 2012 and 2013, no strategic alliance partner or individual end customer represented greater than 10% of total revenue. As of

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

December 31, 2012 and 2013, no strategic alliance partner or individual end customer represented a greater than 10% concentration of total accounts receivable. The Company has balances with financial institutions in excess of the Federal Deposit Insurance Corporation limit. The Company believes that credit risks associated with these concentrations are limited, as the amounts are held by major financial institutions in the United States.

        Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable are reported on the balance sheet at their outstanding principal balance, net of an estimated allowance for possible losses. The allowance for possible losses is estimated based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are charged against the allowance (written-off) when substantially all collection efforts cease. Based on the information available, the Company's management believes that the allowance for doubtful accounts as of December 31, 2012 and 2013 is adequate.

        Cash Held on Behalf of Customers—The Company's services for some customers include the payment of the customer's communications invoices directly to the carrier. Such payments are made from separate bank accounts set up on behalf of each such customer, which are funded by the customer shortly in advance of the Company making any disbursements. These accounts are used only for the payment of the customer's invoices and the Company does not fund these accounts, therefore the balances in these accounts are not included on the accompanying consolidated balance sheets. As of December 31, 2012 and 2013, the total funds held by the Company on behalf of its customers were $12.5 million and $11.1 million, respectively.

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

        Income (Loss) Per Share—Income (loss) per common share is calculated in accordance with the provisions of ASC 260, Earnings per Share. Under ASC 260, public companies are required to report both basic and diluted income (loss) per common share. Basic and diluted income (loss) per share is computed by dividing the income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted income (loss) per share gives effect to potential common shares; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of outstanding stock options and warrants and on the vesting of restricted stock units.

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

        Foreign Currency Translation—In 2013, the Company had wholly owned international subsidiaries in Netherlands, China, Canada, United Kingdom, India, Germany, Australia and Brazil. For 2012 and 2013, the international operations were immaterial to the overall consolidated financial statements of the Company. Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar are included in accumulated other comprehensive income (loss). Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the functional currency are recorded in the consolidated statement of operations.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Comprehensive (Loss) Income—Comprehensive (loss) income consists of net (loss) income and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.

3. Recent Accounting Pronouncements

        In 2013, the FASB issued "Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists," which improves the reporting of unrecognized tax benefits. The amendment requires an entity to present an unrecognized tax benefit as a reduction to deferred tax assets for net operating loss or tax credit carryforwards, unless the net operating loss or tax credit carryforward is not available to be used or not intended to be used as of the reporting date to settle any additional income taxes that would be due from the disallowance of a tax position. Under that exception, the unrecognized tax benefit should be represented as a liability instead of being netted against deferred tax assets for net operating loss or tax credit carryforwards. This amendment is effective for fiscal quarters and years beginning after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial statements.

4. Business Combinations

  HCL Expense Management Services, Inc.

        In December 2010, the Company entered into an Asset Purchase Agreement (the "HCL-EMS APA") to acquire substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. ("HCL-EMS"). Pursuant to the terms of the HCL-EMS APA, the Company paid $3.0 million in cash at closing, which took place on January 25, 2011 ("HCL-EMS Closing Date"). In addition, the Company was obligated to pay deferred cash consideration following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. The Company valued this contingent consideration at $3.4 million. In May 2012, the Company and HCL-EMS agreed that the amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS. In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million. In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter. In connection with this transaction, the Company has recorded on its consolidated statement of operations in 2011 and 2013 a restructuring charge related to terminating the use of the former HCL-EMS leased facility in Rutherford, New Jersey that is subject to a lease assumed by the Company in connection with the acquisition.

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

  Telwares, Inc.

        On March 16, 2011, the Company entered into an Asset Purchase Agreement (the "Telwares APA") with Telwares, Inc. to purchase certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. as defined in the Telwares APA (such acquired assets and liabilities, "Telwares"). Pursuant to the terms of the agreement, the Company paid $5.2 million in cash at closing, which amount included a working capital adjustment of $0.7 million. In addition, $1.25 million was payable on March 16, 2012 and $1.25 million on March 16, 2013. The Company paid the first installment of $1.25 million on March 16, 2012. The installment payable on March 16, 2013 was subject to a potential reduction of up to $0.5 million relating to the achievement of certain recurring revenue goals during the three months ended June 30, 2012. The Company and Telwares agreed that the amount of that reduction would be $0.4 million and the Company paid the resulting installment of deferred cash consideration of $0.9 million in March 2013.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

  ProfitLine, Inc.

        On December 19, 2011, the Company and Snow Acquisition Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the "Acquisition Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") with ProfitLine, Inc., a Delaware corporation ("ProfitLine"), and Doug Carlisle, solely in his capacity as Stockholder Representative under the Merger Agreement, under which the parties agreed to the merger of the Acquisition Sub with and into ProfitLine (the "Merger") with ProfitLine surviving the Merger as a wholly owned subsidiary of the Company. Pursuant to the terms of the agreement, the Company paid $14.5 million in cash at closing. In addition, $9.0 million was payable in cash in installments of $4.5 million each on December 19, 2012 and June 19, 2013, subject to set-off rights of the Company and the surviving corporation with respect to indemnities given by the former stockholders of ProfitLine under the Merger Agreement. The Company paid $4.1 million in December 2012, which represented the first installment of $4.5 million less indemnity claims of $0.4 million. The Company paid $4.1 million in July 2013, which represented the second and final installment of $4.5 million less indemnity claims of $0.4 million.

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

$23,174

        The goodwill amount has been revised from the preliminary purchase price allocation previously disclosed in the Company's 2011 audited financials as a result of an unfavorable leasehold interest related to the Company's office lease in San Diego. The leasehold interest amount of $0.4 million will be amortized over the remaining term of the facility lease.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

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

  Anomalous Networks, Inc.

        On January 10, 2012 (the "Anomalous Acquisition Date"), the Company entered into a Share Purchase Agreement (the "Anomalous Purchase Agreement") with Anomalous Networks Inc., a corporation incorporated under the laws of Canada ("Anomalous"), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the "Anomalous Share Purchase"). This acquisition reflects the Company's strategy to broaden its suite of offerings and to provide real-time telecommunication expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) $979,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company's common stock and (iv) 132,617 unvested and unregistered shares of the Company's common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. The Company paid the full $979,000 of deferred cash consideration in January 2013. In March 2013, the 132,617 unvested and unregistered shares of the Company's common stock were cancelled and retired because the revenue targets related to sales of Anomalous products and services were not achieved.

  Anomalous Purchase Price Allocation

        The allocation of the total purchase price of Anomalous' net tangible and identifiable intangible assets was based upon the estimated fair value of those assets as of January 10, 2012. In accordance with Accounting Standards Classification ("ASC") 805, Business Combinations, the Company valued the 165,775 of unregistered shares of common stock by using the closing price of the Company's common stock on the NASDAQ Global Market on the acquisition date and applying a 20% marketability discount to the fair value of the unregistered shares. The marketability discount was applied since the unregistered shares were subject to a lock-up period of one year. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$3,521
Common stock	1,984
Deferred cash consideration	1,495

$7,000

Allocation of Purchase Consideration:
Current assets	$1,140
Property and equipment	47
Other assets	10
Identifiable intangible assets	2,857
Goodwill	4,477

Total assets acquired	8,531
Accounts payable and accrued expenses	(394)
Deferred taxes	(767)
Deferred revenue	(370)

$7,000

        The goodwill and identifiable intangible assets related to the Anomalous acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the identifiable intangible assets acquired (in thousands):

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

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

$8,674

        The goodwill and identifiable intangible assets related to the ttMobiles acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company's estimates of fair value of the identifiable intangible assets acquired (in thousands):

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$2,606	9.0
Technology	1,178	5.0
Tradenames	388	4.0
Non-compete covenants	116	2.0

Total identifiable intangible assets	$4,288

  Symphony Teleca Services, Inc.

        On August 8, 2012, the Company entered into an Asset Purchase Agreement (the "Symphony Purchase Agreement") with Symphony Teleca Services, Inc., a Delaware corporation ("Symphony"), under which the parties agreed to the purchase by the Company of Symphony's telecommunications expense management business (the "TEM Business") through an asset purchase (the "Symphony

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

Acquisition"). As part of the Symphony Acquisition and also on August 8, 2012, a newly formed subsidiary of the Company, Tangoe India Softek Services Private Limited, an Indian private limited company ("Tangoe India"), entered into a Business Purchase Agreement (the "Indian Purchase Agreement") with Symphony Services Corporation (India) Private Limited ("Symphony India") with respect to the purchase of certain assets and hiring of employees of the acquired business located in India. On the same day, the Symphony Acquisition was effected in accordance with the terms of the Symphony Purchase Agreement. At the closing of the Symphony Acquisition, the Company acquired the TEM Business for net consideration of $40.2 million, subject to certain adjustments (the "Cash Purchase Price"), payable as described below, plus an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. No earn-out became payable because the revenue targets were not achieved. The Cash Purchase Price, after giving effect to certain adjustments, was payable as follows: (i) approximately $29.2 million in cash paid at the closing, (ii) approximately $4.4 million in cash payable on the six-month anniversary of the closing, which included $2.5 million related to the Indian Purchase Agreement, and (iii) approximately $6.4 million in cash payable on the one-year anniversary of the closing. As part of the Symphony Acquisition, the Company acquired a balance sheet for the TEM Business, which included net assets of approximately $5.4 million. The Company made the six-month anniversary payment of $4.4 million in February 2013. The full installment due on August 8, 2013 of approximately $6.4 million, and amounts that became payable under the earn-out, were subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement. Among other things, these indemnity obligations related to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement. Certain of the indemnities were subject to limitations, including a threshold and deductible, certain caps and limited survival periods. The Company made a payment on the one-year anniversary of the closing in the amount of $4.9 million, consisting of the one-year anniversary payment of $6.4 million less $1.3 million withheld pending the resolution of certain indemnity matters, and less a net asset adjustment based on the final closing balance sheet of $0.2 million. In October 2013, the Company and Symphony resolved the indemnity matters and the Company paid the $1.3 million that it had previously deducted from the one-year anniversary payment. During a post-closing transition period that lasted through February 2013, Symphony and Symphony India provided to the Company certain transition services, pending completion of the opening of certain Tangoe India facilities, the procurement of certain Indian tax registrations and the subsequent transfer to Tangoe India of the Indian assets and employees being hired. These services included making available to the Company on a continuing basis the services previously provided by Symphony India to the TEM Business.

  Symphony Purchase Price Allocation

        The allocation of the total purchase price of Symphony's net tangible and identifiable intangible assets was based upon estimated fair values of those assets as of August 8, 2012. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

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

  oneTEM GmbH

        On April 18, 2013 ("oneTEM Closing Date"), the Company entered into a Share Purchase Agreement (the "oneTEM Purchase Agreement"), with the holders of all of the issued share capital of oneTEM GmbH, a private limited company incorporated in Germany ("oneTEM"), under which the Company agreed to purchase all of the issued share capital of oneTEM (the "oneTEM Share Purchase"). On the oneTEM Closing Date, the oneTEM Share Purchase was effected in accordance with the terms of the oneTEM Purchase Agreement, with the Company acquiring all of the outstanding equity of oneTEM for aggregate consideration of (i) €0.9 million in cash paid at the closing and (ii) deferred consideration of €0.4 million in cash payable on the first anniversary of the closing. In addition, the Company is obligated to pay additional deferred cash consideration following the first four anniversaries of the oneTEM Closing Date, pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods. The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods. The Company valued this contingent consideration at €0.2 million. The purchase was subject to a net asset adjustment pursuant to which the purchase price would be increased or decreased to the extent the net asset position of oneTEM is more or less than a specified target. The deferred consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement until the deferred consideration is paid in full. The Company included the operating results of oneTEM in its consolidated financial statements since the date of acquisition, including $0.6 million of strategic consulting, software licenses and other revenue.

  oneTEM Purchase Price Allocation

        The allocation of the total purchase price of oneTEM's net tangible and identifiable intangible assets was based upon management's preliminary estimate of the fair values of those assets taking into account all relevant information available. Actual amounts for each of the fair values of the assets acquired and liabilities assumed may vary. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$1,221
Deferred cash consideration	433
Fair value of contingent consideration	183

$1,837

Allocation of Purchase Consideration:
Current assets	$565
Property and equipment	10
Identifiable intangible assets	870
Goodwill	655

Total assets acquired	2,100
Accounts payable and accrued expenses	(152)
Taxes payable	(111)

$1,837

        The goodwill and identifiable intangible assets related to the oneTEM acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

following table presents the Company's estimates of fair value of the identifiable intangible assets acquired (in thousands):

Description	Fair Value	Weighted Average Useful Life (in years)
Customer relationships	$535	8.0
Covenants not to compete	298	2.0
Tradename	37	2.7

Total identifiable intangible assets	$870

5. Unaudited Pro Forma Results

        The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2012 and 2013 as if the acquisitions of Anomalous, ttMobiles and oneTEM occurred at the beginning of 2012. Due to the inability of the Company to anticipate and estimate on a forward-looking basis incremental costs allocated to the Symphony TEM Business by Symphony and the uncertainty and difficulty of calculating the specific costs required to meaningfully present the effects of the acquisition and the costs of operating the Symphony TEM Business, the Company has not included the Symphony TEM Business in the unaudited pro forma results below. The unaudited pro forma revenue for the Symphony TEM Business was $13.0 million for the period of January 1, 2012 through August 8, 2012, the acquisition date, and is not included in the unaudited pro forma results below. These results are not intended to reflect the actual operations of the Company had the acquisitions occurred at January 1, 2012.

	Years Ended December 31,
(in thousands, except per share amounts)	2012	2013
Revenue	$157,627	$189,165
Operating income	4,507	5,011
Income applicable to common stockholders	3,024	4,860
Basic income per common share	$0.08	$0.13
Diluted income per common share	$0.08	$0.12

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. (Loss) Income per Share Applicable to Common Stockholders

        The following table sets forth the computations of (loss) income per share applicable to common stockholders for the years ended December 31, 2011, 2012 and 2013:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2011	2012	2013
Basic net (loss) income per common share:
Net (loss) income	$(2,955)	$3,038	$4,962
Less: Preferred stock dividends	(2,168)	—	—
Less: Accretion of redeemable convertible preferred stock	(37)	—	—

(Loss) income applicable to common stockholders	$(5,160)	$3,038	$4,962

Basic (loss) income per common share	$(0.31)	$0.08	$0.13

Weighted-average common shares outstanding	16,412	36,492	37,706

Diluted net (loss) income per common share:
Net (loss) income	$(2,955)	$3,038	$4,962
Less: Preferred stock dividends	(2,168)	—	—
Less: Accretion of redeemable convertible preferred stock	(37)	—	—

(Loss) income applicable to common stockholders	$(5,160)	$3,038	$4,962

Diluted (loss) income per common share	$(0.31)	$0.08	$0.12

Weighted-average common shares used to compute diluted (loss) income per share	16,412	39,870	40,472

        Diluted (loss) income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	6,670	2,322	2,457
Outstanding restricted stock units	—	165	535
Common stock warrants	590	10	9

7. Computers, Furniture and Equipment-Net

        Computers, furniture and equipment-net consists of:

	As of December 31,
(in thousands)	2012	2013
Computers and software	$10,018	$12,316
Furniture and fixtures	1,032	1,194
Leasehold improvements	1,166	1,380

	12,216	14,890
Less: accumulated depreciation	(8,217)	(10,573)

Computers, furniture and equipment-net	$3,999	$4,317

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Computers, Furniture and Equipment-Net (Continued)

        Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2012 and 2013. Accumulated depreciation on equipment under capital leases totaled approximately $2.0 million and $2.4 million as of December 31, 2012 and 2013, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $1.4 million, $2.0 million and $2.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

        In connection with the business combinations described in Note 4, the Company acquired fixed assets with fair values of $0.8 million and $0.0 million during 2012 and 2013, respectively.

8. Restructuring Charge

        In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the HCL-EMS acquisition in January 2011 and the Telwares acquisition in March 2011. The original charge reflected the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During the year ended December 31, 2013, the Company recorded an adjustment of $0.1 million to the original restructuring charge as a result of the Company's inability to sublease the office space in the time period originally expected. Also, during the year ended December 31, 2013, the Company negotiated a lease termination agreement with the landlord of this New Jersey office space. The agreement terminated the remaining term of the lease effective June 30, 2013 for a termination fee of $0.9 million. The Company recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement. The liability related to the restructuring charge is included in other current liabilities on the Company's consolidated balance sheets. The following table summarizes the activity in the liabilities related to the restructuring charge for the years ended December 31, 2012 and 2013.

(in thousands)	Lease costs, net of estimated sublease income	Other Costs	Total
Remaining liability at December 31, 2011	$1,265	$69	$1,334
Cash payments	(652)	(99)	(751)
Non-cash charges and other	—	22	22

Remaining liability at December 31, 2012	613	(8)	605

Cash payments	(1,111)	—	(1,111)
Non-cash charges and other	4	8	12
Restructuring charge	654	—	654

Remaining liability at December 31, 2013	$160	$—	$160

less: current portion			(160)

Long-term portion			$—

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets and Goodwill

        The following table presents the components of the Company's intangible assets as of December 31, 2012 and 2013:

	December 31,
			Weighted Average Useful Life (in years)
(in thousands)	2012	2013
Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(766)	(897)
Patents, net	288	157

Technological know-how	15,141	15,033	6.1
Less: accumulated amortization	(4,913)	(7,853)
Technological know-how, net	10,228	7,180

Customer relationships	37,358	37,935	8.7
Less: accumulated amortization	(10,793)	(15,155)
Customer relationships, net	26,565	22,780

Covenants not to compete	881	1,144	2.0
Less: accumulated amortization	(517)	(935)
Covenants not to compete, net	364	209

Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(293)	(597)
Strategic marketing agreement, net	5,910	5,606

Tradenames	843	885	3.8
Less: accumulated amortization	(196)	(427)
Tradenames, net	647	458

Trademarks	247	247	Indefinite

Intangible assets, net	$44,249	$36,637

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets and Goodwill (Continued)

        The related amortization expense of intangible assets for 2011, 2012 and 2013 was $3.0 million, $6.7 million and $8.1 million, respectively. The Company's estimate of future amortization expense for acquired intangible assets that exist at December 31, 2013 is as follows:

(in thousands)
2014	$7,613
2015	6,082
2016	5,742
2017	5,068
2018	4,583
Thereafter	7,302

Total	$36,390

        The following table presents the changes in the carrying amounts of goodwill for the years ended December 31, 2012 and 2013.

(in thousands)	Carrying Amount
Balance at December 31, 2011	$36,266
ProfitLine leasehold interest adjustment	428
Anomalous	4,477
ttMobiles	3,557
Symphony	20,936
Foreign exchange translation effect	161

Balance at December 31, 2012	$65,825
oneTEM	655
Foreign exchange translation effect	(517)

Balance at December 31, 2013	$65,963

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt

        As of December 31, 2012 and 2013, borrowings outstanding included the following:

	December 31,
(in thousands)	2012	2013
HCL-EMS contingent consideration, net of unamortized discount of $12 and $0 at December 31, 2012 and 2013, respectively. Payable as described below.	$2,046	$891
Deferred Telwares purchase price, net of unamortized discount of $24 and $0 at December 31, 2012 and 2013, respectively.	1,226	—
Deferred ProfitLine purchase price, net of unamortized discount of $62 and $0 at December 31, 2012 and 2013, respectively.	4,438	—
Deferred Anomalous purchase price, net of unamortized discount of $1 and $0 at December 31, 2012 and 2013, respectively.	978	—
Deferred ttMobiles purchase price, net of unamortized discount of $10 and $0 at December 31, 2012 and 2013, respectively.	2,420	—
Deferred Symphony purchase price, net of unamortized discount of $128 and $0 at December 31, 2012 and 2013, respectively.	10,662	—
Deferred oneTEM purchase price, net of unamortized discount of $87 at December 31, 2013. Payable as described below.	—	684
Capital lease and other obligations	804	459

Total notes payable	$22,574	$2,034
Less current portion	$(22,443)	$(1,831)

Notes payable, less current portion	$131	$203

  Line of Credit

        The Company has a line of credit of up to $8.0 million based upon 80% of the Company's eligible accounts receivable with JP Morgan Chase Bank, N.A. The line of credit bears interest at the London Inter-Bank Offered Rate ("Libor") plus a 2.0% spread. The line of credit matures in September 2014. As of December 31, 2012 and 2013, there were no balances outstanding on the line of credit. The line of credit has a financial covenant relative to minimum cash balance requirements and is secured by all of the Company's tangible and intangible property.

  Contingent HCL-EMS Consideration

        As described in Note 4, the purchase consideration for the acquisition of HCL-EMS included deferred cash consideration. The deferred cash consideration included contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company's weighted average cost

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS. In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million. In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter. The only adjustments to the balance in 2013 were the accretion of imputed interest, the adjustment of the second year earn-out estimate to actual, which is included in other (expense) income on the consolidated statements of operations, and the partial payment of the second year earn-out.

  Deferred Telwares Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of Telwares included deferred cash consideration. The deferred cash consideration included payments of $1.25 million on March 16, 2012 and $1.25 million on March 16, 2013, subject to set-off rights of the Company with respect to indemnities given by Telwares under the Telwares APA. The Company paid the first installment of $1.25 million on March 16, 2012. The installment payable on March 16, 2013 was subject to a potential reduction of up to $0.5 million relating to the achievement of certain recurring revenue goals during the three months ended June 30, 2012. The Company and Telwares agreed that the amount of that reduction would be $0.4 million and the Company paid the resulting installment of deferred cash consideration of $0.9 million in March 2013. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration was unsecured. The only adjustments to the balance in 2013 were the accretion of imputed interest, the reduction in deferred consideration as described above, which is included in other (expense) income on the consolidated statements of operations, and the payment of the second installment.

  Deferred ProfitLine Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of ProfitLine included deferred consideration. The deferred cash consideration included payments of $9.0 million in installments of $4.5 million each on December 19, 2012 and June 19, 2013. The Company paid $4.1 million in December 2012, which represented the first installment of $4.5 million less indemnity claims of $0.4 million. The Company paid $4.1 million in July 2013, which represented the second and final installment of $4.5 million less indemnity claims of $0.4 million. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.3 million based on the Company's weighted-average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration was unsecured. The only adjustments to the balance in 2013 were the accretion of imputed interest and the payment of the second and final installment.

  Deferred Anomalous Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of Anomalous included deferred cash consideration. The deferred cash consideration included a payment of $979,000 in cash

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

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

  Deferred Symphony Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of the Symphony TEM Business included deferred cash consideration. The deferred cash consideration included payments of $4.4 million in cash payable on the six-month anniversary of the closing of the Symphony acquisition, which included $2.5 million of consideration related to the Indian Purchase Agreement, and $6.4 million in cash payable on the twelve-month anniversary of closing of the Symphony Acquisition. In addition, the acquisition consideration included an earn-out payable in the amount of up to $4.0 million based on achievement of revenue targets for the acquired business for periods through June 30, 2013. No earn-out became payable because the revenue targets were not achieved. The Company made the six-month anniversary payment of $4.4 million in February 2013. The Company made a payment on the one-year anniversary of the closing in the amount of $4.9 million, consisting of the one-year anniversary payment of $6.4 million less $1.3 million withheld pending the resolution of certain indemnity matters, and less a net asset adjustment based on the final closing balance sheet of $0.2 million, which is included in other (expense) income on the consolidated statements of operations. In October 2013, the Company and Symphony resolved the indemnity matters and the Company paid the $1.3 million that it had previously deducted from the one-year anniversary payment. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.2 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration was unsecured. The full installment due on August 8, 2013 of approximately $6.4 million and amounts that potentially could become payable under the earn-out were subject to set-off rights of the Company with respect to indemnities given by Symphony under the Symphony Purchase Agreement. Among other things, these indemnity obligations related to representations and warranties given by Symphony under the Symphony Purchase Agreement and by Symphony India under the Indian Purchase Agreement. Certain of the indemnities

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

were subject to limitations, including a threshold and deductible, certain caps and limited survival periods. The only adjustments to the balance in 2013 were the accretion of imputed interest and the payment of the six- and twelve-month installments.

  Deferred oneTEM Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of oneTEM includes deferred cash consideration. The deferred cash consideration includes a payment of €0.4 million in cash payable on the first year anniversary of the closing of the oneTEM acquisition. In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods. The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods. The Company valued this contingent consideration at €0.2 million. No interest accrues on the deferred cash consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition. The deferred consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement until the deferred consideration is paid.

11. Stockholders' Equity

        Common Stock—As of December 31, 2012 and 2013, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 37,613,327 and 38,160,928 were issued and outstanding, respectively.

        During the year ended December 31, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 4. During the year ended December 31, 2013, the Company cancelled and retired the 132,617 unvested and unregistered shares of its common stock.

        During the year ended December 31, 2012, the Company issued 9,639 shares of its common stock to two of its officers as well as 1,021 shares of its common stock to a member of the Company's board of directors in payment of annual director fees, in each case under the Company's 2011 Stock Incentive Plan (the "2011 Plan"). During the year ended December 31, 2013, the Company issued 17,941 and 58,975 shares of its common stock to certain of its employees and members of its board of directors, respectively, under the provisions of the 2011 Plan.

        At the June 5, 2013 annual meeting of the Company's stockholders, an amendment to the 2011 Plan to reserve an additional 1,000,000 shares of common stock for issuance under the 2011 Plan was approved by a majority of the Company's stockholders. The Company's board of directors had previously approved such amendment.

        In November 2012, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions. During 2012, the Company repurchased 357,751 shares of common stock at an average price per share, including broker commissions, of $12.29, for an

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

aggregate purchase price of $4.4 million. Of the 357,751 shares purchased in 2012, all were repurchased pursuant to trades entered into in 2012, with trades for 216,551 shares settling and such shares being retired in December 2012, and trades for the remaining 141,200 shares settling and such shares being retired in January 2013 as a result of the three trading day settlement convention. During the year ended December 31, 2013, the Company repurchased 519,760 shares of common stock at an average price per share, including broker commissions, of $13.26, for an aggregate purchase price of $6.9 million.

        Preferred Stock—As of December 31, 2012 and 2013, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

        Common Stock Warrants—During the year ended December 31, 2012, warrant holders exercised warrants to purchase a total of 522,507 shares of common stock pursuant to a cashless exercise feature of these warrants. As a result of the cashless exercise, 398,060 shares of common stock were issued and 124,447 warrant shares were cancelled in lieu of payment of cash consideration to the Company. Additionally, warrant holders exercised warrants to purchase a total of 51,817 shares of common stock. The Company received proceeds of $93,000 related to these warrant exercises. During the year ended December 31, 2013, warrant holders exercised warrants to purchase a total of 14,907 shares of common stock. The Company received proceeds of $34,747 related to these warrant exercises.

        On September 10, 2012, the Company issued a warrant to purchase 10,000 shares of its common stock at an exercise price of $14.02 to a consultant. The warrant vests over four years, subject to the continuous services of the consultant.

        On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. ("Dell") in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of December 31, 2013, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

        On October 9, 2009, the Company issued a warrant to purchase up to 3,198,402 shares of its common stock to International Business Machines Corporation ("IBM") in connection with the entry of the Company and IBM into a five-year strategic relationship agreement. Under the terms of the warrant, 890,277 shares of common stock were vested and exercisable immediately upon execution of the agreement. Up to an additional 2,308,125 shares of common stock were to become exercisable upon the achievement of certain billing thresholds over a three-year period. The warrant was exercisable at $4.148 per share (certain terms of this warrant were amended on June 8, 2011, as described in the paragraph below). The Company valued the initial 890,277 shares of common stock

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

exercisable under the warrant at $1.7 million using the Black-Scholes valuation model at the time of the signing of the agreement. The Black-Scholes valuation assumptions included an expected term of seven years, volatility of 67.77% and a risk free interest rate of 2.93%. The Company recorded the $1.7 million value of the initial 890,277 shares of common stock as an increase to warrants for common stock and an increase to other non-current assets on the Company's consolidated balance sheet. During the three months ended December 31, 2009, the Company determined that it was probable that IBM would reach certain of the billing thresholds to have an additional 947,103 shares of common stock become exercisable. The additional shares of common stock exercisable under the warrant were valued at $1.4 million using the Black-Scholes valuation model at the time the Company determined it was probable they would reach the billing thresholds. The Black-Scholes valuation assumptions included an expected term of 5.8 years, volatility of 61.15% and a risk free interest rate of 2.28%. The Company recorded the value of the additional shares of common stock to intangible assets and non-current liabilities. In December 2010, the Company reviewed the actual billings to date related to the strategic relationship agreement and determined it was probable IBM would reach the billing thresholds to earn 624,755 shares of the additional 947,103 shares of common stock accrued. The Company reversed $920,000 of market value related to the 322,348 shares of common stock no longer deemed probable of being earned.

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

        The Company began to amortize the intangible asset in the first quarter of 2010, with the related charge recorded as contra-revenue. The related charge to revenue will be in proportion to expected revenue over approximately a ten-year period. For the years ended December 31, 2011, 2012 and 2013, the Company recorded $91,806, $174,451 and $304,758, respectively, of amortization as a contra-revenue charge related to the common stock warrant. The warrant value was marked to market on a quarterly basis until the warrant shares were earned and vested or expired unearned and unvested. The

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

net value of the IBM warrant share intangible assets was $5.9 million and $5.6 million as of December 31, 2012 and 2013, respectively.

        A summary of warrants to purchase common stock issued and exercised during the years ended December 31, 2011, 2012 and 2013 is presented below:

Common Stock Warrants
Outstanding at December 31, 2010	970,915
Exercised	(982,092)
Issued	624,755
Cancelled	(584,840)
Conversion from Preferred Stock Warrants	561,203

Outstanding at December 31, 2011	589,941
Exercised	(449,877)
Issued	10,000
Cancelled	(124,447)

Outstanding at December 31, 2012	25,617
Exercised	(14,907)
Issued	—
Cancelled	—

Outstanding at December 31, 2013	10,710

Weighted average exercise price	$13.26

        Stock Options—As of December 31, 2013, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the "Employee Plan"), the Executive Stock Option/Stock Issuance Plan (the "Executive Plan"), the 2005 Stock Incentive Plan (the "2005 Plan"), the Traq Amended and Restated 1999 Stock Plan (the "1999 Plan") and the 2011 Stock Incentive Plan (the "2011 Plan"). The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

        Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the "Plans"), the exercise price of each option is determined by the Company's board of directors or by a committee appointed by the board of directors. Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over four years and expire 10 years after the date of the grant. During the year ended December 31, 2013, the Company's board of directors granted options to purchase an aggregate of 463,475 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $14.25 per share.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        A summary of the status of stock options issued pursuant to the Plans during the years ended December 31, 2011, 2012 and 2013 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding at December 31, 2010	5,679,003	$2.14
Granted	2,061,377	$6.60
Forfeited	(69,343)	$4.52
Exercised	(1,000,702)	$1.40

Outstanding at December 31, 2011	6,670,335	$3.60	7.3
Granted	2,326,500	$15.83
Forfeited	(282,909)	$8.67
Exercised	(1,859,557)	$2.19

Outstanding at December 31, 2012	6,854,369	$7.92	7.5
Granted	463,475	$14.25
Forfeited	(135,626)	$13.15
Exercised	(1,015,817)	$4.75

Outstanding at December 31, 2013	6,166,401	$8.81
Exercisable at end of the period	4,086,272	$6.82	6.3

Available for future grants at December 31, 2013	968,154

        The intrinsic values of options outstanding, vested and exercised during the years ended December 31, 2011, 2012 and 2013 were as follows:

	2011		2012		2013
	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value
Outstanding	6,670,335	$78,699,148	6,854,369	$35,977,101	6,166,401	$57,358,729
Vested	3,533,766	$48,073,129	3,226,280	$27,902,361	4,086,272	$46,133,626
Exercised	1,000,702	$9,930,497	1,859,557	$29,851,276	1,015,817	$14,932,262

        During the year ended December 31, 2013, employees of the Company exercised options to purchase a total of 1,015,817 shares of common stock at exercise prices ranging from $0.25 to $20.39 per share. Proceeds from the stock option exercises totaled $4.8 million.

        During the year ended December 31, 2012, employees of the Company exercised options to purchase a total of 1,859,557 shares of common stock at exercise prices ranging from $0.25 to $9.83 per share. Proceeds from the stock option exercises totaled $4.1 million.

        Restricted Stock Units—During the year ended December 31, 2013, the Company issued 684,084 restricted stock units to certain employees under the provisions of the 2011 Plan. These grants of restricted stock units had an aggregate fair value of $10.2 million. The value of a restricted stock unit award is determined based on the closing price of the Company's stock price at the date of grant. A

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

restricted stock unit award entitles the holder to receive shares of the Company's common stock as the award vests. The restricted stock units vest over periods that range from one to three years. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

        For the years ended December 31, 2012 and 2013, the Company recorded stock-based compensation expenses of $0.8 million and $4.2 million, respectively, related to restricted stock unit awards.

        As of December 31, 2013, there was $8.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

        A summary of the status of restricted stock units issued pursuant to the 2011 Plan during the years ended December 31, 2012 and 2013 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2011	—	$—
Granted	223,814	$17.30
Forfeited	(2,500)	$20.35

Outstanding at December 31, 2012	221,314	$17.27

Granted	684,084	$14.89
Vested	(92,338)	$17.05
Forfeited	(4,267)	$15.70

Outstanding at December 31, 2013	808,793	$15.29

        In accordance with Accounting Standards Classification ("ASC") 718, Share Based Payment ("ASC 718"), total compensation expense for stock-based compensation awards was $4.0 million, $9.2 million and $13.3 million for the years ended December 31, 2011, 2012 and 2013, respectively, which is included on the accompanying consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2011	2012	2013
Cost of goods sold	$669	$1,347	$2,108
Sales and marketing expenses	1,201	2,133	3,941
General and administrative expenses	1,934	5,105	6,220
Research and development	176	580	990

Total stock-based employee compensation	$3,980	$9,165	$13,259

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        Stock-based compensation expense for the equity awards outstanding as of December 31, 2013 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2014	$11,944
2015	8,313
2016	2,544
2017	121

$22,922

        Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant for stock options. The Black-Scholes valuation model requires the Company to estimate key assumptions such as expected volatility, expected terms, risk-free interest rates and dividend yields. The Company determined the assumptions in the Black-Scholes valuation model as follows: expected volatility is a combination of the Company's competitors' historical volatility; expected term is calculated using the "simplified" method prescribed in ASC 718; and the risk-free rate is based on the U.S. Treasury yield on 5- and 7-year instruments in effect at the time of grant. A dividend yield is not used, as the Company has never paid cash dividends and does not currently intend to pay cash dividends. The Company periodically reviews the assumptions and modifies the assumptions accordingly.

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

        The fair value of the options granted during 2011, 2012 and 2013 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

	2011	2012	2013
Expected dividend yield	0%	0%	0%
Risk-free interest rate	1.25% to 2.6%	0.79% to 1.16%	1.04% to 1.86%
Expected term (in years)	5.5 - 6.2 years	5.5 - 6.1 years	5.7 - 6.1 years
Expected volatility	59.74% - 60.88%	58.09% - 59.92%	56.34% - 56.84%

        Based on the above assumptions, the weighted-average fair value per share of stock options granted during the years ended December 31, 2011, 2012 and 2013 was approximately $3.96, $8.50 and $7.55, respectively.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes

        The components of (loss) income before income taxes for the years ended December 31, 2011, 2012, and 2013 are as follows (in thousands):

	2011	2012	2013
Domestic	$(683)	$3,959	$8,237
Foreign	(1,738)	(441)	(2,264)

(Loss)income before income tax provision	$(2,421)	$3,518	$5,973

        The provision for income tax expense for the years ended December 31, 2011, 2012 and 2013 consists of the following components (in thousands):

	2011	2012	2013
State	$229	$330	$119
Foreign	—	(33)	492

Total current expense	229	297	611

Deferred tax provision:
Federal	$282	$458	$737
State	23	40	273
Foreign	—	(315)	(610)

Total deferred expense	305	183	400

Total income tax provision	$534	$480	$1,011

        Income taxes related to the Company's income (loss) from operations differ from the amount computed using the federal statutory income tax rate as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
Tax (benefit) provision computed at the federal statutory rate	$(847)	$1,231	$2,090
Increase in fair value of warrants for redeemable convertible preferred stock	699	—	—
Foreign operating losses	174	—	—
Foreign tax rate differential	—	(127)	(3)
Tax benefit of exercised stock options and warrants	(3,375)	(9,996)	(1,423)
Research and development tax credits	(507)	(205)	51
Adjustment to prior year deferred and other	449	(1,439)	227
Change in valuation allowance	3,407	10,302	(1,008)
Taxable goodwill	305	499	737
State income taxes	229	215	340

Provision for income taxes	$534	$480	$1,011

        The provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to the income before income taxes because the Company has historically maintained a full valuation allowance on its deferred tax assets, as described more fully below, as well

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

as differences in the tax-deductibility of certain items for income tax purposes as compared to the amounts that have been or will be expensed in the Company's Consolidated Statement of Operations, including certain stock warrant and stock option exercises, the increase in fair value of warrants for redeemable convertible preferred stock, foreign tax rate differentials, taxable goodwill and state income taxes.

        As of December 31, 2012 and 2013, the Company's deferred tax assets (liabilities) were as follows (in thousands):

	2012	2013
Deferred tax assets:
Net operating losses	$26,002	$19,675
Unused research and development credits	3,318	3,450
Deferred revenue	743	885
Stock-based compensation	2,937	4,235
Accrued expenses	441	570
Deferred rent	198	149
Fixed Assets	108	276
Acquisition-related expenses	61	68
Allowance for doubtful accounts	194	79
Alternative Minimum Tax credit available	34	34
Other	85	166
Less: valuation allowance	(29,048)	(25,930)

	$5,073	$3,657
Deferred tax liabilities:
Intangible assets	(7,676)	(6,727)
Fixed assets	—	—
Other	(102)	(22)

Net deferred tax liability	$(2,705)	$(3,092)

        The Company recorded no federal income tax provision in 2012 and 2013 due to taxable losses incurred primarily as a result of tax deductions for stock options and stock warrants in 2012 and the utilization of net operating loss carryforwards in 2013. State income taxes have resulted primarily from taxes on capital, taxes on gross receipts and minimum taxes imposed by the various states in which the Company operates.

        Prior to 2012, there were no foreign income taxes due to taxable losses incurred by the foreign entities. During the year ended December 31, 2013, the Company recognized a current foreign tax expense attributable to overall taxable income produced by several foreign entities.

        The Company recorded a deferred income tax provision of $0.3 million, $0.2 million and $0.4 million in the years ended December 31, 2011, 2012 and 2013 respectively, related to the different book and tax treatment for goodwill and other intangible assets. For tax purposes, certain goodwill and intangible assets are subject to different amortization allowances than for book purposes. The deferred

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

tax liability of approximately $2.7 million and $3.1 million at December 31, 2012 and 2013, respectively, is included in the Company's consolidated balance sheets within other long-term liabilities.

        The Company has provided a valuation allowance for the full amount of its deferred tax assets at December 31, 2012 and 2013, as it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The decrease in the valuation allowance of $3.1 million for the year ended December 31, 2013, as compared to the year ended December 31, 2012, is primarily attributable to the utilization net operating loss carryforwards.

        As of December 31, 2013, the Company has federal net operating loss carryforwards of approximately $44.7 million, which, if unused, expire from 2021 to 2032. In addition to this amount, the Company has approximately $41.0 million of federal income tax loss carryforwards resulting from tax deductions related to stock options awarded to employees. Pursuant to ASC 718-740-25-10, the tax benefits of these deductions will be realized only at the point at which the deductions reduce income taxes payable. The Company also has federal research and development credit carryforwards of approximately $3.5 million at December 31, 2013, which are available to offset future federal tax liabilities.

        Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the net operating loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the net operating loss carryforwards that the Company may utilize in any one year may be limited. The Company has completed several financings since its inception, which, when combined with the purchasing stockholders' subsequent disposition, have resulted in a change in control as defined by Section 382, or could result in a change in control in the future. In addition, the net operating loss carryforwards assumed from the acquisition of ProfitLine are subject to the provisions of Section 382. In aggregate, approximately $57.1 million of the Company's $85.7 million net operating loss carryforwards are available to offset future taxable income as of December 31, 2013, and the remaining $28.6 million will become available in prescribed increments in each future year through December 31, 2031.

        The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2010 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2012 and 2013, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2011, 2012 and 2013, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2012 or 2013.

        Pursuant to ASC 740-30-25, provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as the Company maintains that those earnings are deemed indefinitely reinvested. The Company plans to utilize undistributed earnings to finance

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

expansion and operating requirements of subsidiaries outside of the United States. As of December 31, 2013, the Company has undistributed foreign earnings of approximately $1.8 million. Such earnings will be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or U.S. affiliates, or if the Company should sell or dispose of its stock in the foreign subsidiaries. It is not practical to determine the deferred tax liability, if any, that might be payable on foreign earnings because if the Company were to repatriate these earnings, the Company believes there would be various methods available to it, each with different U.S. tax consequences

13. Fair Value Measurement

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

        The following table discloses the assets and liabilities measured at fair value on a recurring basis as of December 31, 2012 and 2013 and the basis for that measurement:

	Fair Value Measurement at December 31, 2012
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$28,094	$28,094	$—	$—
Contingent HCL-EMS acquisition consideration	2,046	—	—	2,046

	$30,140	$28,094	$—	$2,046

	Fair Value Measurement at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,345	$18,345	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	206	—	—	206

	$19,442	$18,345	$—	$1,097

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Fair Value Measurement (Continued)

        The changes in the fair value of the Level 3 liability are as follows

	Contingent acquisition consideration
	Years Ended December 31,
	2012	2013
(in thousands)	HCL-EMS	HCL-EMS	oneTEM
Balance, Beginning of Period	$3,731	$2,046	$—
Initial earn-out consideration	—	—	181
Cash payments	(1,882)	(1,000)	—
Imputed interest	197	12	25
Second year earn-out adjustment	—	(167)	—

Balance, End of Period	$2,046	$891	$206

        The Company's investment in overnight money market institutional funds, which amounted to $18.3 million and $28.1 million at December 31, 2013 and 2012, respectively, is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

        The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of December 31, 2013, there were no changes in the recognized amounts, except for the accretion of interest, adjustment of the second year earn-out estimate to actual and the partial payment of the second year earn-out.

        The acquisition of oneTEM includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time revenue and under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods. The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods. The contingent consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement. The fair value of the contingent consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million.

        The carrying amounts of the Company's other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Supplemental Cash Flow Information

        Information about other cash flow activities during the years ended December 31, 2011, 2012 and 2013 are as follows:

(in thousands)	2011	2012	2013
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$1,620	$127	$86
Income tax payments	$259	$284	$388
State income tax credits (redeemed for cash)	$(37)	$—	$—
NON-CASH TRANSACTIONS:
Contingent consideration issued in connection with HCL-EMS acquisition	$3,390	$—	$—
Deferred purchase price in connection with Telwares acquisition	$2,155	$—	$—
Deferred purchase price in connection with ProfitLine acquisition	$8,674	$—	$—
Deferred purchase price in connection with Anomalous acquisition	$—	$950	$—
Deferred purchase price in connection with ttMobiles acquisition	$—	$2,315	$—
Deferred purchase price in connection with Symphony acquisition	$—	$10,942	$—
Deferred purchase price in connection with oneTEM acquisition	$—	$—	$616
Preferred stock dividends and accretion	$2,205	$—	$—
Issuance of warrants in connection with notes payable and marketing agreement	$2,598	$—	$—
Computer, furniture and equipment acquired with capital lease	$746	$—	$—
Conversion of warrants for redeemable convertible preferred stock and preferred stock warrants	$64,017	$—	$—
Issuance of common stock in payment of board of directors fees	$—	$21	$—
Cashless exercise of warrants	$19	$—	$—
Repurchase of common stock settled in January 2013	$—	$1,696	$—

15. Commitments and Contingencies

        During the normal course of business, the Company becomes involved in various routine legal proceedings including issues pertaining to patent and trademark infringement, customer disputes, employee matters and acquisition-related post-closing disputes. The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

        The Company has entered into non-cancellable operating leases for the rental of office space in various locations which expire between 2014 and 2019. Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet. The Company also has entered into agreements with third-party hosting facilities, which expire between 2014 and 2016.

        The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases. In April 2013, the Company signed a lease addendum for additional gross rental office space in Austin, Texas. In July 2013, the Company signed a lease addendum extending the term and reducing the gross rental office space at its office in Dallas, Texas. All future minimum rental payments for these addendums have been included in the schedule

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

below. Additionally, the Company has entered into several operating leases for various office equipment items, which expire between March 2014 and July 2015.

        As of December 31, 2013, the Company's obligation for future minimum rental payments related to these leases is as follows:

(in thousands)	Operating Leases	Capital Leases
2014	$6,462	$469
2015	5,627	—
2016	3,442	—
2017	1,529	—
2018	914	—
thereafter	536	—

Total future minimum lease obligations	$18,510	$469

Less: amount representing interest		(10)

Present value of minimum lease obligations		$459

        Rent expense, included in general and administrative expense, was approximately $3.6 million, $5.0 million and $5.6 million for the years ended December 31, 2011, 2012 and 2013, respectively.

16. 401(k) Savings Plans

        Effective January 2004, the Company adopted a defined contribution 401(k) savings plan (the "Plan") for substantially all of its employees. The Company's contributions to the Plan are discretionary. The Company matched a range of 5% to 10% of employees' contributions in 2011, 2012 and 2013. The cost of contributions made by the Company to the plan was $124,000, $169,000 and $195,000 for the years ended December 31, 2011, 2012 and 2013, respectively.

17. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions, Write-offs and Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2011	$245	23	166	$102

Year ended December 31, 2012	$102	96	—	$198

Year ended December 31, 2013	$198	106	21	$283

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Summarized Unaudited Quarterly Results

        The following table sets forth certain unaudited quarterly financial information for fiscal 2012 and 2013. This data should be read together with the Company's consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and has included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company's revenue and operating expenses for the quarters presented. The Company's historical operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Revenue	$34,147	$36,257	$40,138	$43,970	$44,860	$46,407	$47,620	$50,027
Cost of revenue	15,774	16,586	18,284	19,959	20,816	20,836	21,346	21,980

Gross profit	18,373	19,671	21,854	24,011	24,044	25,571	26,274	28,047
Total operating expenses	17,809	19,129	20,918	21,663	23,108	24,725	24,950	26,040

Income from operations	564	542	936	2,348	936	846	1,324	2,007
Other (expense) income, net	(218)	(171)	(234)	(249)	420	119	253	68

Income before income taxes	346	371	702	2,099	1,356	965	1,577	2,075
Income tax provision	154	33	121	172	231	415	22	343

Net income	$192	$338	$581	$1,927	$1,125	$550	$1,555	$1,732

Income per common share
Basic	$0.01	$0.01	$0.02	$0.05	$0.03	$0.01	$0.04	$0.05
Diluted	$0.00	$0.01	$0.01	$0.05	$0.03	$0.01	$0.04	$0.04

        The sum of the quarterly income per common share amounts does not tie to the full year income per common share amount due to rounding.

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

        Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2013. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework(1992). Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, our independent registered public accounting firm, which is stated in their report included in Part II, Item 8 of this Annual Report.

  Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tangoe, Inc.
Orange, Connecticut

        We have audited Tangoe, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tangoe, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Tangoe, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tangoe, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' (deficit) equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/BDO USA, LLP
New York, New York
March 17, 2014

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be included under the captions "Our Named Executive Officers," "Board Processes—Director Nomination Process," "Board Policies," "Board Meetings and Attendance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 will be included under the captions "Board Processes—Executive and Director Compensation Processes," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Option Exercises and Stock Vested Table," "Employment Agreements and Severance Agreements with Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Our Equity Compensation Plans" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 will be included, as applicable, under the captions "Employment Agreements and Severance Agreements with Executive Officers," "Our Board of Directors—Board Determination of Independence" and "Board Policies—Related Person Transactions" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 will be included under the captions "Audit Fees and Services" and "Policy for Approval of Services" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

TANGOE, INC.
March 17, 2014	By:	/s/ ALBERT R. SUBBLOIE, JR. Albert R. Subbloie, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALBERT R. SUBBLOIE, JR. Albert R. Subbloie, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 17, 2014
/s/ GARY R. MARTINO. Gary R. Martino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2014
/s/ DAVID M. COIT David M. Coit	Director	March 17, 2014
/s/ GARY P. GOLDING Gary P. Golding	Director	March 17, 2014
/s/ RONALD W. KAISER Ronald W. Kaiser	Director	March 17, 2014
/s/ JACKIE R. KIMZEY Jackie R. Kimzey	Director	March 17, 2014
/s/ GERALD G. KOKOS Gerald G. Kokos	Director	March 17, 2014

Signature	Title	Date

/s/ RICHARD S. PONTIN Richard S. Pontin	Director	March 17, 2014
/s/ NOAH J. WALLEY Noah J. Walley	Director	March 17, 2014

EXHIBIT INDEX

Exhibit Number		Description
2.1		Asset Purchase Agreement, dated as of December 21, 2010, by and between the Registrant and HCL Expense Management Services Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

2.2		Asset Purchase Agreement, dated as of March 16, 2011, by and among the Registrant, Telwares, Inc. and Vercuity Solutions, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 1, 2011)

2.3		Agreement and Plan of Merger, dated as of December 19, 2011, by and among Tangoe, Inc., Snow Acquisition Sub, Inc., ProfitLine, Inc. and Doug Carlisle, solely in his capacity as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on December 19, 2011)

2.4		Share Purchase Agreement, dated as of January 10, 2012, by and among Tangoe, Inc., Anomalous Networks Inc. and the shareholders of Anomalous Networks Inc. named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on January 10, 2012)

2.5		Asset Purchase Agreement, dated as of August 8, 2012, by and among Tangoe, Inc. and Symphony Teleca Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 8, 2012)

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

10.1	#	Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.2	#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.3	#	Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.4	#	Form of Stock Award Option Agreement under the Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number		Description
10.5	#	Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.6	#	Form of Stock Option Award Agreement under the Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.7	#	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.8	#	Form of Stock Option Award Agreement under the 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.9	#	2011 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed by the registrant on April 22, 2013)

10.10	#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.11	#	Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.12		Eighth Amended and Restated Investor Rights Agreement, dated as of July 28, 2008, by and among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.13		Form of Warrant to Purchase Stock, issued May 23, 2006 to Rae Ko Fairfield, Christopher T. Fraser, Gary Martino and Denise S. Nesi,(incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.14		Form of Warrant to Purchase Stock, issued June 30, 2009 to Christopher T. Fraser and Denise Nesi (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.15		Lease of Improved Property, dated May 15, 2005, by and between the Registrant and Baker Properties Limited Partnership (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.16		Loan and Security Agreement, dated March 9, 2007, by and between the Registrant, Traq Wireless, Inc. and ORIX Venture Finance LLC, as amended (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

Exhibit Number		Description
10.17	#	Form of Indemnification Agreement between the Registrant and each of David M. Coit, Gary P. Golding, Jackie R. Kimzey, Gerald G. Kokos and Noah J. Walley (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.18	#	Form of Indemnification Agreement between the Registrant and each of Ronald W. Kaiser, Richard S. Pontin and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.19	+	Warrant to Purchase Common Stock, issued March 22, 2011 to Dell Products L.P. (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

10.20		Advised Line of Credit Note, issued September 28, 2011 to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)

10.21	#	Form of Indemnification Agreement between the Registrant and each of Charles D. Gamble, Gary R. Martino, and Scott E. Snyder (incorporated by reference to Exhibit 10.37 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 10, 2011)

10.22	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.38 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.23	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Gary R. Martino (incorporated by reference to Exhibit 10.39 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.24	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Charles D. Gamble (incorporated by reference to Exhibit 10.41 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.25	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Scott E. Snyder (incorporated by reference to Exhibit 10.42 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.26	*#	Executive Retention Agreement, dated March 22, 2012, by and between the Registrant and Christopher Mezzatesta

10.27	*#	Summary of Compensation Arrangements for Named Executive Officers and Directors

10.28	#	Form of Restricted Stock Unit Agreement with Time-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

10.29	#	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

Exhibit Number		Description
10.30	#	Form of Restricted Stock Unit Agreement for use under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 6, 2014)

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP

31.1	*	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

#
Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.