Form 10-Q
period 2014-03-31
TANGOE INC
filed 2014-05-12
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 38,682,898 shares of our common stock outstanding on May 5, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		March 31,
	December 31,	2014
	2013	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,182	$46,079
Accounts receivable, less allowances of $283 and $313, respectively	43,273	44,807
Prepaid expenses and other current assets	4,537	5,791
Total current assets	90,992	96,677

COMPUTERS, FURNITURE AND EQUIPMENT-NET	4,317	4,888

OTHER ASSETS:
Intangible assets-net	36,637	34,548
Goodwill	65,963	65,900
Security deposits and other non-current assets	935	1,052
TOTAL ASSETS	$198,844	$203,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,570	$9,776
Accrued expenses	8,871	8,179
Deferred revenue-current portion	9,063	9,649
Notes payable-current portion	1,831	1,705
Other current liabilities	160	—
Total current liabilities	29,495	29,309

OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	3,598	3,881
Deferred revenue-less current portion	1,536	663
Notes payable-less current portion	203	255
Total liabilities	34,832	34,108

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2013 and March 31, 2014; 38,160,928 and 38,600,063 shares issued and outstanding as of December 31, 2013 and March 31, 2014, respectively	4	4
Additional paid-in capital	202,808	208,178
Warrants for common stock	10,610	10,610
Accumulated deficit	(48,795)	(49,062)
Other comprehensive loss	(615)	(773)
Total stockholders’ equity	164,012	168,957
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,844	$203,065

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2014

Revenue:
Recurring technology and services	$40,048	$45,999
Strategic consulting, software licenses and other	4,812	4,395
Total revenue	44,860	50,394

Cost of revenue:
Recurring technology and services	18,755	21,398
Strategic consulting, software licenses and other	2,061	2,334
Total cost of revenue	20,816	23,732

Gross profit	24,044	26,662

Operating expenses:
Sales and marketing	7,392	9,945
General and administrative	8,127	8,788
Research and development	4,945	5,129
Depreciation and amortization	2,489	2,607
Restructuring charge	155	—
Income from operations	936	193

Other income (expense), net
Interest expense	(162)	(37)
Interest income	19	9
Other income	563	13
Income before income tax provision	1,356	178
Income tax provision	231	445
Net income (loss)	$1,125	$(267)

Income (loss) per common share:
Basic	$0.03	$(0.01)
Diluted	$0.03	$(0.01)

Weighted average number of common shares:
Basic	37,547	38,364
Diluted	40,459	38,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	For the Three Months ended
	March 31,
	2013	2014

Net income (loss)	$1,125	$(267)
Foreign currency translation adjustment	(767)	(158)
Total	$358	$(425)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2014

(in thousands, except share amounts)

	Common Stock		Additional	Common		Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	loss	Equity
Balance December 31, 2013	38,160,928	$4	$202,808	$10,610	$(48,795)	$(615)	$164,012
Net loss	—	—	—	—	(267)	—	(267)
Foreign currency translation adjustment	—	—	—	—	—	(158)	(158)
Issuance of shares to certain employees	82,914	—	1,676	—	—	—	1,676
Issuance of shares from exercise of stock options	227,176	—	1,172	—	—	—	1,172
Issuance of shares from vesting of restricted stock units	129,045	—	—	—	—	—	—
Stock-based compensation	—	—	2,522	—	—	—	2,522
Balance March 31, 2014	38,600,063	$4	$208,178	$10,610	$(49,062)	$(773)	$168,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2013	2014
Operating activities:
Net income (loss)	$1,125	$(267)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	136	25
Amortization of leasehold interest	(24)	(24)
Depreciation and amortization	2,489	2,607
Decrease in deferred rent liability	(15)	(31)
Amortization of marketing agreement intangible assets	55	108
Allowance for doubful accounts	23	30
Deferred income taxes	111	307
Stock based compensation	3,099	4,197
Foreign exchange adjustment	(138)	—
Decrease in fair value of contingent consideration	(517)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	452	(1,593)
Prepaid expenses and other assets	(198)	(1,035)
Other assets	35	(340)
Accounts payable	1,529	183
Accrued expenses	(2,052)	(807)
Deferred revenue	(268)	(283)
Net cash provided by operating activities	5,842	3,077
Investing activities:
Purchases of computers, furniture and equipment	(273)	(1,218)
Cash paid in connection with acquisitions, net of cash received	(8,789)	—
Net cash used in investing activities	(9,062)	(1,218)
Financing activities:
Borrowings of debt	—	177
Repayment of debt	(307)	(276)
Repurchase of common stock	(3,235)	—
Proceeds from exercise of stock options and stock warrants	306	1,172
Net cash (used in) provided by financing activities	(3,236)	1,073

Effect of exchange rate on cash	(201)	(35)

Net (decrease) increase in cash and cash equivalents	(6,657)	2,897
Cash and cash equivalents, beginning of period	50,211	43,182
Cash and cash equivalents, end of period	$43,554	$46,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                   Organization, Description of Business

Nature of Operations

Tangoe, Inc. (the “Company”), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides connection lifecycle management software and related services to a wide range of global enterprises and service providers. Connection lifecycle management covers the entire spectrum of an enterprise’s connection-based assets and services, such as voice and data services, mobile devices and usage, machine-to-machine connections, cloud software and services, enterprise social and information technology connections, and encompasses the entire lifecycle of these assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunication expense management, invoice processing, expense allocation and accounting and asset decommissioning and disposal. The Company’s on-demand Matrix Solution Suite is a suite of software designed to manage and optimize the complex processes and expenses associated with this connection lifecycle.  The Company’s Matrix Solution Suite and related services have historically focused on enterprises’ fixed and mobile connections and related assets, usage, expenses and analytics. The Company continues to enhance and expand its software and service offerings by developing and implementing additional capabilities, including planned capabilities designed to turn on, track, manage, secure and support various additional connections in an enterprise’s connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections.  The Company refers to its Matrix Solution Suite and related service offerings as Matrix.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the Securities Exchange Commission (“SEC”) on March 17, 2014 (the “2013 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2013 included in the 2013 Form 10-K.  Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

2.                    Business Combinations

Anomalous Networks, Inc.

On January 10, 2012, the Company entered into a Share Purchase Agreement (the “Anomalous Purchase Agreement”) with Anomalous Networks Inc., a corporation incorporated under the laws of Canada (“Anomalous”), and the shareholders of Anomalous, under which the Company agreed to purchase all of the outstanding equity of Anomalous (the “Anomalous Share Purchase”). This acquisition reflects the Company’s strategy to broaden its suite of offerings and to provide real-time telecommunication expense management capabilities. On the same day, the Anomalous Share Purchase was effected in accordance with the terms of the Anomalous Purchase Agreement with the Company acquiring all of the outstanding equity of Anomalous for aggregate consideration of (i) approximately $3,500,000 in cash paid at the closing, (ii) $979,000 in cash payable on the first anniversary of the closing, (iii) 165,775 unregistered shares of the Company’s common stock and (iv) 132,617 unvested and unregistered shares of the Company’s common stock with vesting based on achievement of revenue targets relating to sales of Anomalous products and services for periods through January 31, 2013. The Company paid the full $979,000 of deferred cash consideration in January 2013.  In March 2013, the 132,617 unvested and unregistered shares of the Company’s common stock were cancelled and retired because the revenue targets related to sales of Anomalous products and services were not achieved.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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
$7,000

The goodwill and identifiable intangible assets related to the Anomalous acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired:

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Technology	$2,017	5.0
Non-compete covenants	553	2.0
Customer relationships	236	4.0
Tradenames	51	3.0
Total identifiable intangible assets	$2,857

ttMobiles Limited

On February 21, 2012 , the Company entered into a Share Purchase Agreement (the “ttMobiles Purchase Agreement”), with the holders of all of the issued share capital of ttMobiles Limited, a private limited company incorporated in England (“ttMobiles”), under which the Company agreed to purchase all of the issued share capital of ttMobiles (the “ttMobiles Share Purchase”). On the same day, the ttMobiles Share Purchase was effected in accordance with the terms of the ttMobiles Purchase Agreement, with the Company acquiring all of the outstanding equity of ttMobiles for aggregate consideration of (i) £4.0 million in cash paid at the closing, and (ii) £1.5 million in cash payable on the first anniversary of the closing (the “Deferred Consideration”).  The Company paid the full £1.5 million of Deferred Consideration in February 2013.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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
$8,674

The goodwill and identifiable intangible assets related to the ttMobiles acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired:

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$2,606	9.0
Technology	1,178	5.0
Tradenames	388	4.0
Non-compete covenants	116	2.0
Total identifiable intangible assets	$4,288

TANGOE, INC

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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The goodwill and identifiable intangible assets related to the Symphony’s acquisition are tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired:

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$9,680	9.0
Technology	4,050	5.0
Tradename	60	3.0
Total identifiable intangible assets	$13,790

oneTEM GmbH

On April 18, 2013 (“oneTEM Closing Date”), the Company entered into a Share Purchase Agreement (the “oneTEM Purchase Agreement”), with the holders of all of the issued share capital of oneTEM GmbH, a private limited company incorporated in Germany (“oneTEM”), under which the Company agreed to purchase all of the issued share capital of oneTEM (the “oneTEM Share Purchase”).  On the oneTEM Closing Date, the oneTEM Share Purchase was effected in accordance with the terms of the oneTEM Purchase Agreement, with the Company acquiring all of the outstanding equity of oneTEM for aggregate consideration of (i) €0.9 million in cash paid at the closing and (ii) deferred consideration of €0.4 million in cash payable on the first anniversary of the closing.  In addition, the Company is obligated to pay additional contingent, earn-out cash consideration following the first four anniversaries of the oneTEM Closing Date, pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent earn-out cash consideration at €0.2 million. The purchase was subject to a net asset adjustment pursuant to which the purchase price would be increased or decreased to the extent the net asset position of oneTEM was more or less than a specified target.  The deferred consideration was and the contingent earn-out consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The Company paid the full €0.4 million of deferred consideration that was payable on the first anniversary of the oneTEM Closing Date in April 2014.  This payment did not include any amounts related to the earn-out.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

oneTEM Purchase Price Allocation

The allocation of the total purchase price of oneTEM’s net tangible and identifiable intangible assets was based upon estimated fair values of those assets as of April 18, 2013.  The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the breakdown between cash and deferred purchase price and the allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$1,221
Deferred cash consideration	433
Fair value of contingent consideration	183
$1,837

Allocation of Purchase Consideration:
Current assets	$565
Property and equipment	10
Identifiable intangible assets	870
Goodwill	655
Total assets acquired	2,100
Accounts payable and accrued expenses	(152)
Taxes payable	(111)
$1,837

The goodwill and identifiable intangible assets related to the oneTEM acquisition are not tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s estimates of fair value of the identifiable intangible assets acquired:

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$535	8.0
Covenants not to compete	298	2.0
Tradename	37	2.7
Total identifiable intangible assets	$870

3. Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three months ended March 31, 2013 and 2014 as if the acquisition of oneTEM occurred at the beginning of 2013.  These results are not intended to reflect the actual operations of the Company had this acquisition occurred at January 1, 2013.

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2014

Revenue	$45,003	$50,394
Operating income	838	193
Net income (loss)	1,024	(267)
Basic income (loss) per common share	$0.03	$(0.01)

Diluted income (loss) per common share	$0.03	$(0.01)

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

4. Income (Loss) per Share Applicable to Common Stockholders

The following table sets forth the computations of income (loss) per share applicable to common stockholders for the three months ended March 31, 2013 and 2014:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2013	2014

Basic net income (loss) per common share

Net income (loss)	$1,125	$(267)

Basic income (loss) per common share	$0.03	$(0.01)

Weighted-average common shares outstanding	37,547	38,364

Diluted net income (loss) per common share

Net income (loss)	$1,125	$(267)

Diluted income (loss) per common share	$0.03	$(0.01)

Weighted-average common shares used to compute diluted net income (loss) per share	40,459	38,364

Diluted income (loss) per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive.

Outstanding stock options	2,689	2,240
Outstanding restricted stock units	717	1,020
Common stock warrants	11	8

5. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	March 31,
(in thousands)	2013	2014

Computers and software	$12,316	$13,463
Furniture and fixtures	1,194	1,206
Leasehold improvements	1,380	1,439
	14,890	16,108
Less accumulated depreciation	(10,573)	(11,220)
Computers, furniture and equipment-net	$4,317	$4,888

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Computers and software includes equipment under capital leases totaling approximately $2.5 million at each of December 31, 2013 and March 31, 2014. Accumulated depreciation on equipment under capital leases totaled approximately $2.4 million at each of December 31, 2013 and March 31, 2014.  Depreciation and amortization expense associated with computers, furniture and equipment was $0.5 million and $0.6 million for the three months ended March 31, 2013 and 2014, respectively.

6.                   Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2013 and March 31, 2014:

			Weighted
	December 31,	March 31,	Average Useful
(in thousands)	2013	2014	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(897)	(930)
Patents, net	157	124
Technological know-how	15,033	14,970	6.1
Less: accumulated amortization	(7,853)	(8,560)
Technological know-how, net	7,180	6,410
Customer relationships	37,935	37,943	8.7
Less: accumulated amortization	(15,155)	(16,230)
Customer relationships, net	22,780	21,713
Convenants not to compete	1,144	1,126	2.0
Less: accumulated amortization	(935)	(970)
Convenants not to compete, net	209	156
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(597)	(705)
Strategic marketing agreement, net	5,606	5,498
Tradenames	885	885	3.8
Less: accumulated amortization	(427)	(485)
Tradenames, net	458	400
Trademarks	247	247	Indefinite
Intangible assets, net	$36,637	$34,548

The related amortization expense of intangible assets for each of the three months ended March 31, 2013 and 2014 was $2.0 million.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at March 31, 2014 is as follows:

(in thousands)
April 1, 2014 to December 31, 2014	$5,533
2015	6,045
2016	5,717
2017	5,066
2018	4,595
Thereafter	7,345
Total	$34,301

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table presents the changes in the carrying amounts of goodwill for the three months ended March 31, 2014.

Carrying
(in thousands)	Amount

Balance at December 31, 2013	$65,963
Foreign exchange translation effect	(63)
Balance at March 31, 2014	$65,900

7.                   Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 and of certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. (“Telwares”) in March 2011.  The original charge reflected the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During 2013, the Company recorded an adjustment of $0.1 million to the original restructuring charge as a result of the Company’s inability to sublease the office space in the time period originally expected.  In 2013, the Company also negotiated a lease termination agreement with the landlord of its New Jersey office space.  The agreement terminated the remaining term of the lease effective June 30, 2013 for a termination fee of $0.9 million.  The Company recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement.  The Company paid the final termination fee payment of $0.2 million in January 2014.  The liability related to the restructuring charge was included in other current liabilities on the Company’s condensed consolidated balance sheet as of December 31, 2013.  The following table summarizes the activity in the liabilities related to the restructuring charge for the three months ended March 31, 2014:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Total

Remaining liability at December 31, 2013	$160	$160

Cash payments	(157)	(157)
Non-cash charges and other	(3)	(3)
Remaining liability at March 31, 2014	$—	$—

less: current portion		—
Long-term portion		$—

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

8.                   Debt

As of December 31, 2013 and March 31, 2014, debt outstanding included the following:

	December 31,	March 31,
(in thousands)	2013	2014

HCL-EMS contingent consideration, net of unamortized discount of $0 at December 31, 2013 and March 31, 2014. Payable as decribed below.	$891	$891

Deferred oneTEM purchase price, net of unamortized discount of $87 and $63 at December 31, 2013 and March 31, 2014, respectively. Payable as described below.	684	708

Capital lease and other obligations	459	361
Total notes payable	$2,034	$1,960
Less current portion	$(1,831)	$(1,705)
Notes payable, less current portion	$203	$255

Line of Credit

The Company has a line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A.  The line of credit bears interest at the London Inter-Bank Offered Rate (“Libor”) plus a 2.0% spread.  The line of credit matures in September 2014.  As of December 31, 2013 and March 31, 2014, there were no balances outstanding on the line of credit.  The line of credit has a financial covenant relative to minimum cash balance requirements and is secured by all of the Company’s tangible and intangible property.

Contingent HCL-EMS Consideration

The purchase consideration for the acquisition of HCL-EMS included deferred cash consideration. The deferred cash consideration included contingent cash payments following each of the first and second anniversaries of the closing date of the HCL-EMS acquisition on January 25, 2011 (the “HCL-EMS Closing Date”), pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the Asset Purchase Agreement entered into in December 2010 in connection with the HCL-EMS acquisition (the “HCL-EMS APA”). No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS.  In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million.  In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.  There were no adjustments to the balance in 2014.

Deferred oneTEM Purchase Price

As described in Note 2, the purchase consideration for the acquisition of oneTEM includes deferred cash consideration and contingent earn-out cash consideration.  The deferred cash consideration includes a payment of €0.4 million in cash payable on the first year anniversary of the closing of the oneTEM acquisition.  The contingent earn-out cash consideration is payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent earn-out cash consideration at €0.2 million.  No interest accrues on the deferred cash consideration or contingent earn-out consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition.  The deferred consideration was and the contingent earn-out cash consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement. The Company

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

paid the full €0.4 million of deferred consideration which was payable on the first anniversary of the oneTEM Closing Date in April 2014.  This payment did not include any amounts related to the earn-out. The only adjustment to the balance for the three months ended March 31, 2014 was the accretion of imputed interest.

9.                   Stockholders’ Equity

Common Stock—As of December 31, 2013 and March 31, 2014, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 38,160,928 and 38,600,063 were issued and outstanding, respectively.

During the three months ended March 31, 2014, the Company issued 82,914 shares of its common stock to certain of its employees under the provisions of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) in the form of stock awards, as well as additional shares of common stock upon the exercise of stock options and the vesting of restricted stock units as described below.

Preferred Stock—As of December 31, 2013 and March 31, 2014, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

Common Stock Warrants— On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of March 31, 2014, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis, the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

A summary of activity with respect to warrants to purchase common stock during the three months ended March 31, 2014 is presented below:

Common
Stock
Warrants

Outstanding at beginning of the year	10,710
Exercised	—
Issued	—
Cancelled	—
Outstanding at end of the period	10,710

Weighted average exercise price	$13.26

Stock Options—As of March 31, 2014, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.  The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the “Plans”), the exercise price of each option is determined by the Company’s board of directors or by a committee appointed by the board of directors.  Under the 2011 Plan, the exercise price of all stock options must not be less than the

TANGOE, INC

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

A summary of the status of stock options issued pursuant to the Plans during the three months ended March 31, 2014 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,166,401	$8.81
Granted	—	$—
Forfeited	(28,166)	$14.34
Exercised	(227,176)	$5.16
Outstanding at end of the period	5,911,059	$8.92	6.7

Exercisable at end of the period	4,237,671	$7.26	6.1

Available for future grants at March 31, 2014	197,404

The intrinsic values of options outstanding, vested and exercised during the three months ended March 31, 2014 were as follows:

	Number of	Intrinsic
	Options	Value
Outstanding	5,911,059	$57,614,720
Vested	4,237,671	$48,336,200
Exercised	227,176	$3,057,832

During the three months ended March 31, 2014, employees and former employees of the Company exercised options to purchase a total of 227,176 shares of common stock at exercise prices ranging from $0.88 to $17.74 per share. Proceeds from the stock option exercises totaled $1.2 million.

Restricted Stock Units—During the three months ended March 31, 2014, the Company issued 852,639 restricted stock units to certain employees under the provisions of the 2011 Plan, of which 271,000 were performance stock units and 129,045 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the three months ended March 31, 2014 had an aggregate value of $16.2 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 3 months to 4 years.  The performance stock units vest based on achievement of a specified financial metric, over 1 year beginning on the first anniversary of the grant date of February 19, 2014. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the three months ended March 31, 2014, the Company recorded stock-based compensation expenses of $0.7 million related to restricted stock units.

As of March 31, 2014, there was $21.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of restricted stock units issued pursuant to the Plans during the three months ended March 31, 2014 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	808,793	$15.29
Granted	852,639	$19.02
Forfeited	(195,967)	$15.11
Vested	(129,045)	$15.03
Outstanding at end of the period	1,336,420	$17.72

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $3.1 million and $4.2 million for the three months ended March 31, 2013 and 2014, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2014
Cost of goods sold	$554	$1,488
Sales and marketing expenses	813	1,256
General and administrative expenses	1,472	1,035
Research and development	260	418
Total stock-based employee compensation	$3,099	$4,197

Stock-based compensation expense for equity awards outstanding as of March 31, 2014 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
April 1, 2014 to December 31, 2014	$12,418
2015	13,740
2016	6,628
2017	796
$33,582

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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

10.                     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets and to a lesser extent because of the impact of state income taxes.  As described in the 2013 Form 10-K, the Company maintains a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

11.                     Fair Value Measurement

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

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and March 31, 2014 and the basis for that measurement:

	Fair Value Measurement at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,345	$18,345	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	206	—	—	206
	$19,442	$18,345	$—	$1,097

	Fair Value Measurement at March 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,352	$18,352	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	214	—	—	214
	$19,457	$18,352	$—	$1,105

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The changes in the fair value of the Level 3 liability for the three months ended March 31, 2014 are as follows:

	Contingent Acquisition Consideration
	Three Months Ended March 31, 2014
(in thousands)	HCL-EMS	oneTEM
Balance, Beginning of Period	$891	$206
Imputed interest	—	8
Balance, End of Period	$891	$214

The Company’s investment in overnight money market institutional funds, which amounted to $18.3 million and $18.4 million at December 31, 2013 and March 31, 2014, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach.  The remaining balance of $0.9 million represents the balance retained by the Company pending resolution of an outstanding indemnity matter.  The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of March 31, 2014, there were no changes in the recognized amounts.

The acquisition of oneTEM includes a contingent earn-out cash consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time consulting revenue. Under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then 9% of year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent earn-out cash consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent earn-out cash consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million. As of March 31, 2014, there were no changes in the recognized amounts, except for the accretion of imputed interest.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

12.                     Supplemental Cash Flow Information:

Information about other cash flow activities during the three months ended March 31, 2013 and 2014 are as follows:

	Three months ended March 31,
(in thousands)	2013	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$21	$9
Income tax payments	$32	$114

TANGOE, INC

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

13.                     Commitments and Contingencies

During the normal course of business, the Company becomes involved in various routine legal proceedings including issues pertaining to patent and trademark infringement, customer disputes, employee matters and acquisition-related post-closing disputes.  The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

The Company has entered into non-cancellable operating leases for the rental of office space in various locations that expire between 2014 and 2019.  Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet.  The Company also has entered into agreements with third-party hosting facilities, which expire between 2014 and 2016.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between 2014 and 2015.

Rent expense, included in general and administrative expense, was approximately $1.4 million and $1.5 million for the three months ended March 31, 2013 and 2014, respectively.

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

Overview

Tangoe is a leading global provider of connection lifecycle management, or CLM, software and services to a wide range of global enterprises and service providers. CLM covers the entire spectrum of an enterprise’s connection-based assets and services, such as voice and data services, mobile devices and usage, machine-to-machine connections, cloud software and services, enterprise social and information technology connections,  and encompasses the entire lifecycle of these assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management,  real-time telecommunications expense management, invoice processing, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Matrix Solution Suite is a suite of software designed to manage and optimize the complex processes and expenses associated with this connection lifecycle. Our Matrix Solution Suite and related services have historically focused on enterprises’ fixed and mobile connections, and related assets, usage, expenses and analytics.  We continue to enhance and expand our software and service offerings by developing and implementing additional capabilities, including planned capabilities designed to turn on, track, manage, secure and support various additional connections in an enterprise’s connection lifecycle, such as machine-to-machine, cloud software and services, enterprise social and information technology connections.  We refer to our Matrix Solution Suite and related service offerings as Matrix.

Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize service plans for its usage patterns and needs, to manage used and unused connection assets and services, to proactively monitor usage and to prevent bill overages. Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of connection assets and services, and to reduce costs by controlling and allocating connection expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of connection assets and services.  Further, our solution allows enterprises to manage their connection assets and services and helps them improve end user productivity.

We designed our business model to sell recurring technology and services leveraging our Matrix Solution Suite. We review three key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) plus interest expense, other expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and restructuring charge less amortization of leasehold interest, interest income and other income.  Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure.  Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2014.

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

Acquisitions

On April 18, 2013, we acquired all of the issued share capital of oneTEM GmbH, or oneTEM, a provider of strategic consulting services based in Germany.  The purchase price was approximately €1.5 million, which consisted of €0.9 million in cash paid at the closing and €0.4 million in cash payable on the first anniversary of the closing. In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the closing and continues for four consecutive 12-month periods.  The fair value of the earn-out consideration was valued at €0.2 million, which was estimated by applying the income approach.  We paid the full €0.4 million of deferred consideration that was payable on the first anniversary of the closing in April 2014. This payment did not include any amounts related to the earn-out.  The transaction costs were immaterial and were expensed as incurred.

We continue to migrate to our platforms the customers of several of the businesses that we acquired during 2011 and 2012.  While, to date, we have successfully migrated a number of these customers, there can be no assurance that we will complete these migrations in a timely manner or at all and the cost of these migrations may be more significant than we have estimated.  We may pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

Sources of Revenue

Recurring technology and services revenue.  We derive our recurring technology and services revenue primarily from subscriptions and services related to our Matrix Solution Suite. We recognize revenue for software and related services when all of the following conditions are met: (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the collection of the contracted fee is probable; and (d) the amount of the fees to be paid by the customer or partner is fixed and determinable. These services include help desk, asset procurement and provisioning, and carrier dispute resolution. The recurring technology and services revenue is recognized ratably over the contract term.

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months.  Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  As of March 31, 2014, we managed a total of approximately $28.1 billion in annual communications expense as compared to approximately $24.7 billion in annual communications expense as of March 31, 2013.  Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded.  Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period.  Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

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

On occasion, we license our Matrix Solutions Suite to our customers on a perpetual basis. If we are able to derive vendor-specific objective evidence on the undelivered elements, the software portion is recognized when the revenue recognition criteria is met; otherwise the contract is recognized ratably over the contract life. Other professional services are recognized as the services are performed. We have an agreement with a carrier whereby we receive an activation fee for procuring a mobile device. The activation revenue is recognized upon confirmation from the carrier that the device has been procured.  The revenue related to the sale of mobile telecommunication accessories is recognized upon shipment of the accessories to the customer.

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

Sales and marketing.  Sales and marketing expense consists primarily of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for our sales, marketing and business development employees, the cost of outside marketing programs such as on-line lead generation, promotional events, such as trade shows, user conferences, seminars and webinars, the cost of business development programs, travel-related costs and sales commissions. Sales commission rates are calculated at the time a contract is signed. The sales commission rate is applied to the contract’s first year of revenue to calculate sales commission expense.  Sales commission expense is accrued and expensed at the time we invoice the customer and is paid to the salesperson either when the invoice is collected or ratably over the next five quarters. Generally, new sales personnel require time to become familiar with our software and services and do not begin to generate sales immediately, which can result in increased sales and marketing expense without any immediate increase in revenue. We expect sales and marketing expense to increase in absolute dollars and as a percentage of revenue in the near term, as we continue to hire sales and marketing personnel in the United States and internationally to expand our solution globally.

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

As of December 31, 2013, we had U.S. federal net operating loss carryforwards of approximately $44.7 million, which, if unused, expire from 2021 to 2032.  In addition to this amount, we have approximately $41.0 million of federal income tax loss carryforwards resulting from tax deductions related to stock options awarded to employees, which will be realized only when these deductions reduce income taxes payable.  We also have U.S. federal research and development tax credit carryforwards of approximately $3.5 million, which expire through 2032. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future.  As of December 31, 2013, $29.0 million of our net operating loss and tax credit carryforwards were so limited. At December 31, 2013, we had a valuation allowance against the full amount of our deferred tax assets, as management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our recorded valuation allowance would increase net income in the period in which we make such a determination.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the Securities and Exchange Commission, or the SEC, on March 17, 2014, which we refer to as the 2013 Form 10-K.  Since the date of those financial statements, there have been no material changes to our significant accounting policies.

Results of Operations for the Three-Month Periods Ended March 31, 2013 and 2014

The following table presents selected consolidated statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
(in thousands, except percentages)	2013	% of revenue	2014	% of revenue
Revenue:
Recurring technology and services	$40,048	89%	$45,999	91%
Strategic consulting, software licenses and other	4,812	11%	4,395	9%
Total revenue	44,860	100%	50,394	100%
Cost of revenue:
Recurring technology and services	18,755	42%	21,398	42%
Strategic consulting, software licenses and other	2,061	5%	2,334	5%
Total cost of revenue (1)	20,816	46%	23,732	47%

Gross profit	24,044	54%	26,662	53%
Operating expense:
Sales and marketing (1)	7,392	16%	9,945	20%
General and administrative (1)	8,127	18%	8,788	17%
Research and development (1)	4,945	11%	5,129	10%
Depreciation and amortization	2,489	6%	2,607	5%
Restructuring charge	155	0%	—	0%
Income from operations	936	2%	193	0%

Other income (expense), net
Interest expense	(162)	0%	(37)	0%
Interest income	19	0%	9	0%
Other income	563	1%	13	0%
Income before income tax provision	1,356	3%	178	0%
Income tax provision	231	1%	445	1%
Net income (loss)	$1,125	3%	$(267)	(1)%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$554	$1,488
Sales and marketing	813	1,256
General and administrative	1,472	1,035
Research and development	260	418
	$3,099	$4,197

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended March 31,		Increase (Decrease)
(in thousands, except percentages)	2013	2014	$	%
Recurring technology and services	$40,048	$45,999	$5,951	15%
Strategic consulting, software licenses and other	4,812	4,395	(417)	(9)%
Total revenue	$44,860	$50,394	$5,534	12%

Our recurring technology and services revenue increased $6.0 million, or 15%, for the three months ended March 31, 2014 as compared to the same period in 2013.  This increase was primarily attributable to $7.5 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by a 24% increase in our total number of recurring revenue customers to 702 as of March 31, 2014, which amount excludes 323 acquisition customers for total recurring revenue customers of 1,025 as of March 31, 2014, from 565 as of March 31, 2013, which amount excludes 353 acquisition customers for total recurring revenue customers of 918 as of March 31, 2013.  This increase in revenue was partially offset by a $1.5 million decrease for the three months ended March 31, 2014, as compared to the same period of the prior year, in revenue from customers acquired in connection with acquisitions since January 1, 2011 to $13.3 million for the three months ended March 31, 2014 from $14.8 million for the three months ended March 31, 2013, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $55,358 and $107,762 of amortization as a contra-revenue charge during the three months ended March 31, 2013 and 2014, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue decreased $0.4 million, or 9%, for the three months ended March 31, 2014 as compared to the same period of 2013, primarily due to decreases in strategic sourcing and consulting revenues of $0.6 million partially offset by an increase in telecommunication accessories sales revenue of $0.2 million.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended March 31,		Increase
(in thousands, except percentages)	2013	2014	$	%
Recurring technology and services	$18,755	$21,398	$2,643	14%
Strategic consulting, software licenses and other	2,061	2,334	273	13%
Total cost of revenue	$20,816	$23,732	$2,916	14%

Gross profit	$24,044	$26,662	$2,618	11%

Gross margin	54%	53%

Our recurring technology and services cost of revenue increased $2.6 million for the three months ended March 31, 2014 as compared to the same period in 2013.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $2.7 million, including an increase in stock-based compensation of $0.7 million and an increase in travel-related expenses and other infrastructure costs of $0.5 million.  The increases in personnel-related costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.  The increase in stock-based compensation was related to the stock-based equity awards given to employees during the three months ended March 31, 2014 carrying greater per-share expense than the awards granted during the same period in 2013, as a result of shorter vesting periods.

Our strategic consulting, software licenses and other cost of revenue increased $0.3 million for the three months ended March 31, 2014 as compared to the same period in 2013, primarily attributable to a $0.2 million increase in salary and other compensation-related costs as a result of an increase in stock-based compensation expense related to the stock-based equity awards given to employees during the three months ended March 31, 2014 carrying greater per-share expense than the awards granted during the same period in 2013 as a result of shorter vesting periods.

As a percentage of revenue, gross profit decreased to 53% for the three months ended March 31, 2014 as compared to 54% for the same period in 2013.  This decrease in gross margin was primarily due to the increase in stock-based compensation expense mentioned above and the decrease in strategic consulting, software licenses and other revenue.  The $2.6 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended March 31,
	2013		2014
		% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$7,392	16%	$9,945	20%	$2,553	35%
General and administrative	8,127	18%	8,788	17%	661	8%
Research and development	4,945	11%	5,129	10%	184	4%
Depreciation and amortization	2,489	6%	2,607	5%	118	5%
Restructuring charge	155	0%	—	0%	(155)	*
Total operating expense	$23,108	52%	$26,469	53%	$3,361	15%

* = Not meaningful

Sales and marketing expense.  Our sales and marketing expense increased $2.6 million for the three months ended March 31, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $2.1 million, including increased employee compensation and benefits of $1.7 million and stock-based compensation expense of $0.4 million as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities and granted stock-based equity awards that carried greater per-share expense as a result of shorter vesting periods, and an increase in travel expense of $0.2 million as a result of the increased headcount.  Outside marketing expense increased $0.3 million for the three months ended March 31, 2014 as compared to the same period of 2013, primarily as result of increases in lead generation activities for new and existing geographies and customers.

General and administrative expense.  Our general and administrative expenses increased $0.7 million for the three months ended March 31, 2014 as compared to the same period of 2013, primarily as a result of increases in facility and overhead costs of $0.6 million, primarily attributable to the overhead costs associated with additional facilities, and professional fees of $0.1 million.

Research and development expense.  Our research and development expenses increased $0.2 million for the three months ended March 31, 2014 as compared to the same period of 2013, primarily due to increased personnel-related costs, including salary and other compensation-related costs, of $0.8 million primarily arising from increased headcount as a result of our initiative to enhance the functionality of our products and improve our ability to scale for increased demand.  This increase was partly offset by a decrease in third-party contractor costs of $0.6 million.

Depreciation and amortization expense.  Depreciation and amortization expenses increased $0.1 million for the three months ended March 31, 2014 as compared to the same period of 2013, primarily due to an increase in depreciation expense of $0.1 million.  The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Restructuring charge.  The restructuring charge recorded during the three months ended March 31, 2013 was a result of our inability to sublease the New Jersey office space acquired as part of our acquisition of HCL-EMS in the time period originally expected.  Later in 2013, we executed a lease termination agreement with the landlord terminating the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million.  We recorded an adjustment of $0.1 million to the restructuring charge as a result of our inability to sublease the office space in the time period originally expected during the three months ended March 31, 2013 and $0.5 million as a result of the lease termination agreement during the three months ended June 30, 2013.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended March 31,		Change
(in thousands)	2013	2014	$
Interest expense	$(162)	$(37)	$125
Interest income	19	9	(10)
Other income	563	13	(550)

Interest Expense.  The decrease in interest expense for the three months ended March 31, 2014 as compared to the same period of 2013 was a result of higher average debt balances in 2013 related to the HCL-EMS, Telwares, Anomalous, ttMobiles and Symphony deferred consideration balances.

Interest Income.  Interest income was comparable for the respective three-month periods ended March 31, 2014 and 2013.

Other income.  Other income for the three months ended March 31, 2013 primarily consisted of a $0.4 million reduction in the Telwares deferred cash consideration as a result of not achieving certain recurring revenue targets and a $0.2 million adjustment of the HCL-EMS year two earn-out estimate to actual.

Income Tax Provision

Our income tax provision increased $0.2 million for the three months ended March 31, 2014 as compared to the same period in 2013 primarily as a result of income tax expense related to our foreign subsidiaries.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity.  As of March 31, 2014, we had cash and cash equivalents of $46.1 million and accounts receivable of $44.8 million.  As of March 31, 2014 we had amounts due under various debts and credit facilities of $2.0 million, which consisted of deferred consideration for the HCL-EMS and oneTEM acquisitions and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	March 31,
(in thousands)	2013	2014
Cash and cash equivalents	$43,182	$46,079

	Three Months Ended March 31,
(in thousands)	2013	2014
Net cash provided by operating activities	$5,842	$3,077
Net cash used in investing activities	(9,062)	(1,218)
Net cash (used in) provided by financing activities	(3,236)	1,073
Effect of exchange rate on cash	(201)	(35)
Net (decrease) increase in cash and cash equivalents	$(6,657)	$2,897

Cash Flows from Operating Activities

Operating activities provided $3.1 million of net cash during the three months ended March 31, 2014.  We incurred a net loss of $0.3 million for the three months ended March 31, 2014 that was principally offset by non-cash charges of stock-based compensation of $4.2 million and depreciation and amortization of $2.6 million.  Cash provided by operating activities was adversely impacted by a $1.6 million increase in accounts receivable, $1.0 million increase in prepaid expenses and other current assets and a $0.6 million decrease in accounts payable and accrued expenses and a $0.3 million decrease in deferred revenue.

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

Cash Flows from Investing Activities

Cash used in investing activities totaled $1.2 million during the three months ended March 31, 2014 and consisted of capital expenditures of $1.2 million primarily related to the purchase of computer equipment and software.

Cash used in investing activities totaled $9.1 million during the three months ended March 31, 2013 and consisted of $8.8 million paid in connection with the Telwares, Anomalous, ttMobiles and Symphony acquisitions and capital expenditures of $0.3 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows provided by financing activities totaled $1.1 million during the three months ended March 31, 2014 primarily consisting of $1.2 million of proceeds from the exercise of stock options partially offset by net repayments of debt of $0.1 million.

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

Contractual Obligations

The following table summarizes our material contractual obligations at March 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$18,438	$6,526	$10,419	$1,493
Capital lease and other obligations	361	316	45	—
Interest on capital lease obligations	4	3	1	—
HCL-EMS contingent consideration	891	891	—	—
oneTEM deferred purchase price	708	498	210	—
	$20,402	$8,234	$10,675	$1,493

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

•                  oneTEM deferred purchase price consists of $0.7 million, which includes $0.4 million of deferred purchase price payable on April 18, 2014 and contingent earn-out cash consideration payable on April 18 in each of 2014, 2015, 2016 and 2017, if earned totaling an aggregate of $0.3 million.  The deferred purchase price of $0.4 million was paid in April 2014.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 3 to our financial statements included in the 2013 Form 10-K.

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

Interest Rate Risk

At March 31, 2014, we had unrestricted cash and cash equivalents totaling $46.1 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On March 1, 2013, Lewis Stein, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Stein v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff seeks to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 30, 2013, Mr. Stein and another purported purchaser of our common stock, James Gibson, filed a motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  The court held a hearing on May 13, 2013 to appoint a lead plaintiff and lead counsel for all of the cases consolidated with this action.  The court denied without prejudice Mr. Stein’s and Mr. Gibson’s motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  On May 17, 2013, Mr. Gibson withdrew his request to be appointed as lead plaintiff in connection with this putative class action, and Mr. Stein filed a renewed request to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel.  On August 19, 2013, the court allowed Mr. Stein’s motion to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel.  On October 18, 2013, Mr. Stein filed a consolidated amended complaint (the “Amended Complaint”), which alleges violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act.  In the Amended Complaint, Mr. Stein seeks to represent a class of purchasers of our common stock from July 27, 2011 through September 4, 2012 and alleges that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  The Amended Complaint asserts claims against us, Mr. Subbloie, Mr. Martino, and Gary P. Golding, one of our directors.  On November 18, 2013, the Defendants moved to dismiss the Amended Complaint in its entirety.  On December 18, 2013, Mr. Stein opposed Defendants’ motion to dismiss.  On January 17, 2014, the Defendants submitted a reply brief in further support of their motion to dismiss.  The court has not yet ruled on Defendants’ motion to dismiss.  The outcome of this matter is not presently determinable.

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

We were incorporated in February 2000.  While we had net income of $3.0 million in 2012 and $5.0 million in 2013, we experienced a net loss of $0.3 million for the three months ended March 31, 2014 as well as net losses for every fiscal year prior to 2012.  Although we were profitable for 2012 and 2013, we cannot predict if we will be able to achieve or maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.  As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to achieve and maintain profitability and we may incur significant losses for the foreseeable future.

If the market for connection lifecycle management services does not grow as we expect, our business will be harmed.

The market for connection lifecycle management, or CLM, services is developing, and it is not certain whether these services will achieve market acceptance and sustain high demand. Some businesses have invested substantial personnel and financial resources into developing internal solutions for CLM, so they may not perceive the benefit of our external solution. If businesses do not perceive the benefits of outsourced CLM services, the CLM market may not continue to develop or may develop more slowly than we expect, either of which would reduce our revenue and adversely affect our ability to achieve and maintain profitability.

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

The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone’s acquisitions of TnT Expense Management and Quickcomm in October 2010, Emptoris’ acquisition of Rivermine in January 2011 and the subsequent acquisition of Emptoris/Rivermine by IBM in February 2012, Dimension Data’s acquisition of Xigo in December 2012 and the merger of Veramark,

Movero and the PINNACLE business of PAETEC to form Calero in December 2013. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. In addition, combinations such as IBM’s acquisition of Emptoris/Rivermine may result in situations in which we may begin to compete in some CLM offerings with companies with which we have partnerships or strategic relationships.  Any of the competitive pressures described above could result in a substantial loss of customers or a reduction in our revenue.

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

If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection.  We have twenty issued patents and seventeen patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have.  In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

As of May 5, 2014, our directors and executive officers and their affiliates beneficially owned, in the aggregate, approximately 16.1% of our outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to May 5, 2014, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of May 5, 2014, there were 5,854,646 shares subject to outstanding options and 1,300,988 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on registration statements on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of May 5, 2014, there were 10,710 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				(d)
			(c)	Maximum Number (or
	(a)	(b)	Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)

				$8,711,058
January 1, 2014 - January 31, 2014	—	$—	—	$8,711,058
February 1, 2014 - February 28, 2014	—	$—	—	$8,711,058
March 1, 2014 - March 31, 2014	—	$—	—	$8,711,058
Total	—	$—	—	$8,711,058

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

10.1

Form of Restricted Stock Unit Agreement for use under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 6, 2014).

10.2	2011 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the Definitive Proxy Statement on Schedule 14A filed by the registrant on April 22, 2014).

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Tangoe, Inc.

Date: May 12, 2014	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer