Form 10-Q
period 2014-06-30
TANGOE INC
filed 2014-08-11
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

There were 38,781,901 shares of our common stock outstanding on July 31, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		June 30,
	December 31,	2014
	2013	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,182	$45,694
Accounts receivable, less allowances of $283 and $561, respectively	43,273	51,710
Prepaid expenses and other current assets	4,537	4,900
Total current assets	90,992	102,304

COMPUTERS, FURNITURE AND EQUIPMENT-NET	4,317	5,089

OTHER ASSETS:
Intangible assets-net	36,637	32,712
Goodwill	65,963	66,127
Security deposits and other non-current assets	935	1,299
TOTAL ASSETS	$198,844	$207,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,570	$9,400
Accrued expenses	8,871	8,639
Deferred revenue-current portion	9,063	10,581
Notes payable-current portion	1,831	1,067
Other current liabilities	160	—
Total current liabilities	29,495	29,687

OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	3,598	4,121
Deferred revenue-less current portion	1,536	616
Notes payable-less current portion	203	179
Total liabilities	34,832	34,603

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2013 and June 30, 2014; 38,160,928 and 38,802,989 shares issued and outstanding as of December 31, 2013 and June 30, 2014, respectively	4	4
Additional paid-in capital	202,808	212,168
Warrants for common stock	10,610	10,610
Accumulated deficit	(48,795)	(49,465)
Other comprehensive loss	(615)	(389)
Total stockholders’ equity	164,012	172,928
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,844	$207,531

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenue:
Recurring technology and services	$41,385	$47,069	$81,433	$93,068
Strategic consulting, software licenses and other	5,022	5,605	9,834	10,000
Total revenue	46,407	52,674	91,267	103,068

Cost of revenue:
Recurring technology and services	18,871	22,200	37,626	43,598
Strategic consulting, software licenses and other	1,965	2,007	4,026	4,341
Total cost of revenue	20,836	24,207	41,652	47,939

Gross profit	25,571	28,467	49,615	55,129

Operating expenses:
Sales and marketing	8,205	10,182	15,597	20,127
General and administrative	8,669	9,844	16,796	18,632
Research and development	4,804	5,794	9,749	10,923
Depreciation and amortization	2,548	2,472	5,037	5,079
Restructuring charge	499	—	654	—
Income from operations	846	175	1,782	368

Other income (expense), net
Interest expense	(100)	(11)	(263)	(48)
Interest income	16	9	35	18
Other income (expense)	203	(28)	766	(15)
Income before income tax provision	965	145	2,320	323
Income tax provision	415	548	646	993
Net income (loss)	$550	$(403)	$1,674	$(670)

Income (loss) per common share:
Basic	$0.01	$(0.01)	$0.04	$(0.02)
Diluted	$0.01	$(0.01)	$0.04	$(0.02)

Weighted average number of common shares:
Basic	37,391	38,658	37,468	38,512
Diluted	40,226	38,658	40,318	38,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2013	2014	2013	2014

Net income (loss)	$550	$(403)	$1,674	$(670)
Foreign currency translation adjustment	(391)	384	(1,158)	226
Total	$159	$(19)	$516	$(444)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2014

(in thousands, except share amounts)

	Common Stock		Additional	Common		Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	(loss) income	Equity
Balance December 31, 2013	38,160,928	$4	$202,808	$10,610	$(48,795)	$(615)	$164,012
Net loss	—	—	—	—	(670)	—	(670)
Foreign currency translation adjustment	—	—	—	—	—	226	226
Issuance of shares to employees and board of directors	217,846	—	2,874	—	—	—	2,874
Issuance of shares from exercise of stock options	321,533	—	1,505	—	—	—	1,505
Issuance of shares from exercise of stock warrants	710	—	—	—	—	—	—
Repurchase of common stock	(129,059)	—	(2,000)	—	—	—	(2,000)
Issuance of shares from vesting of restricted stock units	231,031	—	—	—	—	—	—
Stock-based compensation	—	—	6,981	—	—	—	6,981
Balance June 30, 2014	38,802,989	$4	$212,168	$10,610	$(49,465)	$(389)	$172,928

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2013	2014
Operating activities:
Net income (loss)	$1,674	$(670)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	216	36
Amortization of leasehold interest	(49)	(49)
Depreciation and amortization	5,037	5,079
Decrease in deferred rent liability	(39)	(35)
Amortization of marketing agreement intangible assets	122	219
Allowance for doubful accounts	46	60
Deferred income taxes	225	551
Stock based compensation	6,471	9,855
Restructuring charge	654	—
Foreign exchange adjustment	(138)	32
Decrease in fair value of contingent consideration	(666)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,481)	(8,444)
Prepaid expenses and other assets	(151)	(135)
Other assets	34	(581)
Accounts payable	(282)	(249)
Accrued expenses	(1,984)	(333)
Deferred revenue	961	588
Net cash provided by operating activities	10,650	5,924
Investing activities:
Purchases of computers, furniture and equipment	(960)	(2,051)
Cash paid in connection with acquisitions, net of cash received	(9,642)	(531)
Net cash used in investing activities	(10,602)	(2,582)
Financing activities:
Borrowing of debt	—	177
Repayment of debt	(400)	(502)
Repurchase of common stock	(6,235)	(2,000)
Proceeds from exercise of stock options and stock warrants	659	1,505
Net cash used in financing activities	(5,976)	(820)

Effect of exchange rate on cash	(227)	(10)

Net (decrease) increase in cash and cash equivalents	(6,155)	2,512
Cash and cash equivalents, beginning of period	50,211	43,182
Cash and cash equivalents, end of period	$44,056	$45,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - (Unaudited)

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

TANGOE, INC.

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

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

TANGOE, INC.

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

TANGOE, INC.

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

oneTEM GmbH

On April 18, 2013 (“oneTEM Closing Date”), the Company entered into a Share Purchase Agreement (the “oneTEM Purchase Agreement”), with the holders of all of the issued share capital of oneTEM GmbH, a private limited company incorporated in Germany (“oneTEM”), under which the Company agreed to purchase all of the issued share capital of oneTEM (the “oneTEM Share Purchase”).  On the oneTEM Closing Date, the oneTEM Share Purchase was effected in accordance with the terms of the oneTEM Purchase Agreement, with the Company acquiring all of the outstanding equity of oneTEM for aggregate consideration of (i) €0.9 million in cash paid at the closing and (ii) deferred consideration of €0.4 million in cash payable on the first anniversary of the closing.  In addition, the Company is obligated to pay additional contingent, earn-out cash consideration following the first four anniversaries of the oneTEM Closing Date, pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent earn-out cash consideration at €0.2 million. The purchase was subject to a net asset adjustment pursuant to which the purchase price would be increased or decreased to the extent the net asset position of oneTEM was more or less than a specified target.  The deferred consideration was and the contingent earn-out consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  On April 22, 2014, the Company paid the full €0.4 million of deferred consideration which was payable on the first anniversary of the oneTEM Closing Date.  This payment did not include any amounts related to the earn-out and no amounts became payable under the earn-out terms for the 12 month period from May 2013 to April 2014.

TANGOE, INC.

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

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$535	8.0
Non-compete covenants	298	2.0
Tradename	37	2.7
Total identifiable intangible assets	$870

3. Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2013 and 2014 as if the acquisition of oneTEM occurred at the beginning of 2013.  These results are not intended to reflect the actual operations of the Company had this acquisition occurred at January 1, 2013.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2014	2013	2014

Revenue	$46,515	$52,674	$91,518	$103,068
Operating income	843	175	1,680	368
Net income (loss)	548	(403)	1,572	(670)
Basic income (loss) per common share	$0.01	$(0.01)	$0.04	$(0.02)

Diluted income (loss) per common share	$0.01	$(0.01)	$0.04	$(0.02)

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

4. Income (Loss) per Share Applicable to Common Stockholders

The following table sets forth the computations of income (loss) per share applicable to common stockholders for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2013	2014	2013	2014

Basic and diluted net income (loss) per common share

Net income (loss)	$550	$(403)	$1,674	$(670)

Weighted-average common shares used to compute basic net income (loss) per share	37,391	38,658	37,468	38,512

Outstanding stock options	2,835	—	2,849	—
Outstanding restricted stock units	—	—	—	—
Common stock warrants	—	—	1	—

Weighted-average common shares used to compute diluted net income (loss) per share	40,226	38,658	40,318	38,512

Basic income (loss) per common share	$0.01	$(0.01)	$0.04	$(0.02)

Diluted income (loss) per common share	$0.01	$(0.01)	$0.04	$(0.02)

Diluted income (loss) per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period.

Outstanding stock options	2,742	2,370	2,742	2,370
Outstanding restricted stock units	726	1,233	574	1,129
Common stock warrants	10	9	10	8

5. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	June 30,
(in thousands)	2013	2014

Computers and software	$12,316	$13,992
Furniture and fixtures	1,194	1,401
Leasehold improvements	1,380	1,558
	14,890	16,951
Less accumulated depreciation	(10,573)	(11,862)
Computers, furniture and equipment-net	$4,317	$5,089

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Computers and software includes equipment under capital leases totaling approximately $2.5 million at each of December 31, 2013 and June 30, 2014. Accumulated depreciation on equipment under capital leases totaled approximately $2.4 million at each of December 31, 2013 and June 30, 2014.  Depreciation and amortization expense associated with computers, furniture and equipment was $1.0 million and $1.3 million for the six months ended June 30, 2013 and 2014, respectively.

6.                   Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2013 and June 30, 2014:

			Weighted
	December 31,	June 30,	Average Useful
(in thousands)	2013	2014	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(897)	(963)
Patents, net	157	91
Technological know-how	15,033	15,065	6.1
Less: accumulated amortization	(7,853)	(9,296)
Technological know-how, net	7,180	5,769
Customer relationships	37,935	38,019	8.7
Less: accumulated amortization	(15,155)	(17,266)
Customer relationships, net	22,780	20,753
Convenants not to compete	1,144	1,146	2.0
Less: accumulated amortization	(935)	(1,027)
Convenants not to compete, net	209	119
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(597)	(816)
Strategic marketing agreement, net	5,606	5,387
Tradenames	885	897	3.8
Less: accumulated amortization	(427)	(551)
Tradenames, net	458	346
Trademarks	247	247	Indefinite
Intangible assets, net	$36,637	$32,712

The related amortization expense of intangible assets was $4.0 million and $3.8 million for the six months ended June 30, 2013 and 2014, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at June 30, 2014 is as follows:

(in thousands)
July 1, 2014 to December 31, 2014	$3,606
2015	6,076
2016	5,744
2017	5,075
2018	4,603
Thereafter	7,361
Total	$32,465

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table presents the changes in the carrying amounts of goodwill for the six months ended June 30, 2014.

Carrying
(in thousands)	Amount

Balance at December 31, 2013	$65,963
Foreign exchange translation effect	164
Balance at June 30, 2014	$66,127

7.                   Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 and of certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. (“Telwares”) in March 2011.  The original charge reflected the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During 2013, the Company recorded an adjustment of $0.1 million to the original restructuring charge as a result of the Company’s inability to sublease the office space in the time period originally expected.  In 2013, the Company also negotiated a lease termination agreement with the landlord of its New Jersey office space.  The agreement terminated the remaining term of the lease effective June 30, 2013 for a termination fee of $0.9 million.  The Company recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement.  The Company paid the final termination fee payment of $0.2 million in January 2014.  The liability related to the restructuring charge was included in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2013.  The following table summarizes the activity in the liabilities related to the restructuring charge for the six months ended June 30, 2014:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Total

Remaining liability at December 31, 2013	$160	$160

Cash payments	(157)	(157)
Non-cash charges and other	(3)	(3)
Remaining liability at June 30, 2014	$—	$—

	Less: current portion	—
	Long-term portion	$—

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

8.                   Debt

As of December 31, 2013 and June 30, 2014, debt outstanding included the following:

	December 31,	June 30,
(in thousands)	2013	2014

HCL-EMS contingent consideration, net of unamortized discount of $0 at December 31, 2013 and June 30, 2014. Payable as decribed below.	$891	$891

Deferred oneTEM purchase price, including contingent consideration of $0.2 million, net of unamortized discount of $87 and $52 at December 31, 2013 and June 30, 2014, respectively. Payable as described below.	684	221

Capital lease and other obligations	459	134
Total notes payable	$2,034	$1,246
Less current portion	$(1,831)	$(1,067)
Notes payable, less current portion	$203	$179

Line of Credit

The Company has a line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A.  The line of credit bears interest at the London Inter-Bank Offered Rate plus a 2.0% spread.  The line of credit matures in September 2014.  As of December 31, 2013 and June 30, 2014, there were no balances outstanding on the line of credit.  The line of credit has a financial covenant relative to minimum cash balance requirements and is secured by all of the Company’s tangible and intangible property.

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

Deferred oneTEM Purchase Price

As described in Note 2, the purchase consideration for the acquisition of oneTEM includes deferred cash consideration and contingent earn-out cash consideration.  The deferred cash consideration includes a payment of €0.4 million in cash payable on the first year anniversary of the closing of the oneTEM acquisition.  The contingent earn-out cash consideration is payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent earn-out cash consideration at €0.2 million.  No interest accrues on the deferred cash consideration or contingent earn-out consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition.  The deferred consideration was and the contingent earn-out cash consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement. On April 22,

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

2014, the Company paid the full €0.4 million of deferred consideration which was payable on the first anniversary of the oneTEM Closing Date.  This payment did not include any amounts related to the earn-out and no amounts became payable under the earn-out terms for the 12 month period from May 2013 to April 2014.

The only adjustments to the balance for the six months ended June 30, 2014 were the accretion of imputed interest and the payment of the deferred cash consideration.

9.              Stockholders’ Equity

Common Stock—As of December 31, 2013 and June 30, 2014, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 38,160,928 and 38,802,989 were issued and outstanding, respectively.

At the June 5, 2014 annual meeting of the Company’s stockholders, an amendment to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) to reserve an additional 950,000 shares of common stock for issuance under the 2011 Plan was approved by a majority of the Company’s stockholders.  The Company’s board of directors had previously approved such amendment.

During the six months ended June 30, 2014, the Company issued 149,078 and 68,768 shares of its common stock to certain of its employees and members of its board of directors, respectively, under the provisions of the 2011 Plan in the form of stock awards, as well as additional shares of common stock upon the exercise of stock options, stock warrants and the vesting of restricted stock units as described below.

For the six months ended June 30, 2014, the Company recorded stock-based compensation expense of $2.8 million related to the 217,846 shares of its common stock issued to certain of its employees and members of its board of directors.

In November 2012, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions.  During the six months ended June 30, 2014, the Company repurchased 129,059 shares of common stock at an average price per share, including broker commissions, of $15.50, for an aggregate purchase price of $2.0 million.

Preferred Stock—As of December 31, 2013 and June 30, 2014, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

Common Stock Warrants—On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of June 30, 2014, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis, the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of activity with respect to warrants to purchase common stock during the six months ended June 30, 2014 is presented below:

Common Stock Warrants

Outstanding at beginning of the year	10,710
Exercised	(710)
Issued	—
Cancelled	—
Outstanding at end of the period	10,000

Weighted average exercise price	$14.02

Stock Options—As of June 30, 2014, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.  The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

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

For the six months ended June 30, 2014, the Company recorded stock-based compensation expense of $3.4 million related to stock options.

As of June 30, 2014, there was $9.8 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. This amount will be amortized on a straight-line basis over the requisite service period related to the stock option grants.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of stock options issued pursuant to the Plans during the six months ended June 30, 2014 is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,166,401	$8.81
Granted	—	$—
Forfeited	(58,222)	$14.63
Exercised	(321,533)	$4.76
Outstanding at end of the period	5,786,646	$8.97	6.4

Exercisable at end of the period	4,424,670	$7.57	6.0

Available for future grants at June 30, 2014	1,001,218

The intrinsic values of options outstanding, vested and exercised during the six months ended June 30, 2014 were as follows:

	Number of	Intrinsic
	Options	Value
Outstanding	5,786,646	$37,285,073
Vested	4,424,670	$34,606,285
Exercised	321,533	$4,185,596

During the six months ended June 30, 2014, employees and former employees of the Company exercised options to purchase a total of 321,533 shares of common stock at exercise prices ranging from $0.25 to $17.74 per share. Proceeds from the stock option exercises totaled $1.5 million.

Restricted Stock Units—During the six months ended June 30, 2014, the Company issued 897,424 restricted stock units to certain employees under the provisions of the 2011 Plan, of which 217,000 were performance-based restricted stock units, and 231,031 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the six months ended June 30, 2014 had an aggregate value of $16.9 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 3 months to 4 years.  The performance-based restricted stock units are earned based on achievement of a specified financial metric, with the resulting number of shares then subject to time-based vesting in equal quarterly amounts beginning on the first anniversary of the grant date of February 19, 2014 and ending on the second anniversary of the grant date.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the six months ended June 30, 2014, the Company recorded stock-based compensation expense of $3.5 million related to restricted stock units.

As of June 30, 2014, there was $19.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of restricted stock units issued pursuant to the Plans during the six months ended June 30, 2014 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	808,793	$15.29
Granted	897,424	$18.81
Forfeited	(199,866)	$15.18
Vested	(231,031)	$16.10
Outstanding at end of the period	1,275,320	$17.64

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $6.5 million and $9.9 million for the six months ended June 30, 2013 and 2014, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
Cost of goods sold	$525	$1,209	$1,080	$2,697
Sales and marketing expenses	956	1,482	1,769	2,738
General and administrative expenses	1,641	2,100	3,113	3,135
Research and development	249	867	509	1,285
Total stock-based employee compensation	$3,371	$5,658	$6,471	$9,855

Stock-based compensation expense for equity awards outstanding as of June 30, 2014 will be recognized over the following periods as follows:

(in thousands)
July 1, 2014 to December 31, 2014	$8,310
2015	14,249
2016	6,578
2017	748
$29,885

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

TANGOE, INC.

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

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2014 and the basis for that measurement:

	Fair Value Measurement at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,345	$18,345	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	206	—	—	206
	$19,442	$18,345	$—	$1,097

	Fair Value Measurement at June 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,358	$18,358	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	221	—	—	221
	$19,470	$18,358	$—	$1,112

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The changes in the fair value of the Level 3 liability for the six months ended June 30, 2014 are as follows:

	Contingent acquisition consideration
	Six Months Ended June 30, 2014
(in thousands)	HCL-EMS	oneTEM
Balance, Beginning of Period	$891	$206
Imputed interest	—	15
Balance, End of Period	$891	$221

The Company’s investment in overnight money market institutional funds, which amounted to $18.3 million and $18.4 million at December 31, 2013 and June 30, 2014, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach.  The remaining balance of $0.9 million represents the balance retained by the Company pending resolution of an outstanding indemnity matter.  The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of June 30, 2014, there were no changes in the recognized amounts.

The acquisition of oneTEM includes a contingent earn-out cash consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time consulting revenue. Under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then 9% of year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent earn-out cash consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent earn-out cash consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million. As of June 30, 2014, there were no changes in the recognized amounts, except for the accretion of imputed interest.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

12.            Supplemental Cash Flow Information:

Information about other cash flow activities during the six months ended June 30, 2013 and 2014 are as follows:

	Six months ended June 30,
(in thousands)	2013	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$41	$11
Income tax payments	$264	$278

NON-CASH TRANSACTIONS:
Deferred purchase price in connection with oneTEM acquisition	$616	$—

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

The Company has entered into non-cancellable operating leases for the rental of office space in various locations that expire between 2014 and 2019.  Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet.  The Company also has entered into agreements with third-party hosting facilities, which expire between 2014 and 2017.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between 2014 and 2018.

Rent expense, included in general and administrative expense, was approximately $2.7 million and $2.9 million for the six months ended June 30, 2013 and 2014, respectively.

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

Acquisitions

On April 18, 2013, we acquired all of the issued share capital of oneTEM GmbH, or oneTEM, a provider of strategic consulting services based in Germany.  The purchase price was approximately €1.5 million, which consisted of €0.9 million in cash paid at the closing and €0.4 million in cash payable on the first anniversary of the closing. In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the closing and continues for four consecutive 12-month periods.  The fair value of the earn-out consideration was valued at €0.2 million, which was estimated by applying the income approach.  We paid the full €0.4 million of deferred consideration that was payable on the first anniversary of the closing in April 2014. This payment did not include any amounts related to the earn-out and no amounts became payable under the earn-out terms for the 12 month period from May 2013 to April 2014.  The transaction costs were immaterial and were expensed as incurred.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months.  Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  As of June 30, 2014, we managed a total of approximately $28.6 billion in annual communications expense as compared to approximately $26.0 billion in annual communications expense as of June 30, 2013.  Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded.  Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period.  Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

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

On occasion, we license our Matrix Solution Suite to our customers on a perpetual basis. If we are able to derive vendor-specific objective evidence on the undelivered elements, the software portion is recognized when the revenue recognition criteria is met; otherwise the contract is recognized ratably over the contract life. Other professional services are recognized as the services are performed. We have an agreement with a carrier whereby we receive an activation fee for procuring a mobile device. The activation revenue is recognized upon confirmation from the carrier that the device has been procured.  The revenue related to the sale of mobile telecommunication accessories is recognized upon shipment of the accessories to the customer.

We expect our strategic consulting, software licenses and other revenue to increase in absolute dollars and remain relatively constant as a percentage of total revenue, as we continue to focus our sales and marketing efforts on our recurring technology and services revenue model.

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

General and administrative.  General and administrative expense consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for finance and accounting, executive, human resources, legal and information technology personnel, rent and facility costs, legal and other professional fees, and other corporate expenses. We are incurring and will continue to incur costs associated with being a public company, including corporate insurance costs as well as certain personnel costs and professional fees, including legal and accounting fees as they relate to financial reporting and maintaining compliance with Section 404 of the Sarbanes-Oxley Act. We expect general and administrative expense to increase in absolute dollars and to decrease as a percentage of revenue over the next several years.

Research and development.  Research and development expense primarily consists of personnel-related costs, including salary, stock-based compensation and other compensation-related costs for development personnel, and fees to our outside contract development vendors. We anticipate that our research and development team will continue to focus on expanding our software and services and increasing the functionality of our current offerings. We expect research and development expense to increase in absolute dollars, but remain relatively constant as a percentage of revenue in the near term.

Depreciation and amortization.  Depreciation and amortization expense primarily consists of the non-cash write-down of tangible and intangible assets over their expected economic lives. We expect this expense to remain relatively constant in absolute dollars and decrease as a percentage of revenue as we continue to grow and incur capital expenditures to improve our technological infrastructure and acquire assets through potential future acquisitions.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2013 and 2014

The following table presents selected consolidated statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2013	% of revenue	2014	% of revenue	2013	% of revenue	2014	% of revenue
Revenue:
Recurring technology and services	$41,385	89%	$47,069	89%	$81,433	89%	$93,068	90%
Strategic consulting, software licenses and other	5,022	11%	5,605	11%	9,834	11%	10,000	10%
Total revenue	46,407	100%	52,674	100%	91,267	100%	103,068	100%
Cost of revenue:
Recurring technology and services	18,871	41%	22,200	42%	37,626	41%	43,598	42%
Strategic consulting, software licenses and other	1,965	4%	2,007	4%	4,026	4%	4,341	4%
Total cost of revenue (1)	20,836	45%	24,207	46%	41,652	46%	47,939	47%

Gross profit	25,571	55%	28,467	54%	49,615	54%	55,129	53%
Operating expense:
Sales and marketing (1)	8,205	18%	10,182	19%	15,597	17%	20,127	20%
General and administrative (1)	8,669	19%	9,844	19%	16,796	18%	18,632	18%
Research and development (1)	4,804	10%	5,794	11%	9,749	11%	10,923	11%
Depreciation and amortization	2,548	5%	2,472	5%	5,037	6%	5,079	5%
Restructuring charge	499	1%	—	0%	654	1%	—	0%
Income from operations	846	2%	175	0%	1,782	2%	368	0%

Other income (expense), net
Interest expense	(100)	0%	(11)	0%	(263)	0%	(48)	0%
Interest income	16	0%	9	0%	35	0%	18	0%
Other income (expense)	203	0%	(28)	0%	766	1%	(15)	0%
Income before income tax provision	965	2%	145	0%	2,320	3%	323	0%
Income tax provision	415	1%	548	1%	646	1%	993	1%
Net income (loss)	$550	1%	$(403)	(1)%	$1,674	2%	$(670)	(1)%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$525	$1,209	$1,080	$2,697
Sales and marketing	956	1,482	1,769	2,738
General and administrative	1,641	2,100	3,113	3,135
Research and development	249	867	509	1,285
	$3,371	$5,658	$6,471	$9,855

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2013	2014	$	%	2013	2014	$	%
Recurring technology and services	$41,385	$47,069	$5,684	14%	$81,433	$93,068	$11,635	14%
Strategic consulting, software licenses and other	5,022	5,605	583	12%	9,834	10,000	166	2%
Total revenue	$46,407	$52,674	$6,267	14%	$91,267	$103,068	$11,801	13%

Our recurring technology and services revenue increased $5.7 million, or 14%, for the three months ended June 30, 2014 as compared to the same period in 2013.  This increase was primarily attributable to $7.0 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by a 16% increase in our total number of recurring revenue customers to 714 as of June 30, 2014, which amount excludes 314 acquisition customers for total recurring revenue customers of 1,028 as of June 30, 2014, from 613 as of June 30, 2013, which amount excludes 361 acquisition customers for total recurring revenue customers of 974 as of June 30, 2013.  This increase in revenue was partially offset by a $1.3 million decrease for the three months ended June 30, 2014, as compared to the same period in 2013, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $12.7 million for the three months ended June 30, 2014 from $14.0 million for the three months ended June 30, 2013, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $66,832 and $110,808 of amortization as a contra-revenue charge during the three months ended June 30, 2013 and 2014, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue increased $0.6 million, or 12%, for the three months ended June 30, 2014 as compared to the same period of 2013, primarily due to increases in strategic sourcing and consulting revenues of $0.9 million partially offset by a decrease in other revenue of $0.3 million.

Our recurring technology and services revenue increased $11.6 million, or 14%, for the six months ended June 30, 2014 as compared to the same period in 2013.  This increase was primarily attributable to $14.6 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by the increase in our total number of recurring revenue customers between June 30, 2013 and June 30, 2014 described above.  This increase in revenue was partially offset by a $3.0 million decrease for the six months ended June 30, 2014, as compared to the same period in 2013, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $25.9 million for the six months ended June 30, 2014 from $28.8 million for the six months ended June 30, 2013, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $122,190 and $218,570 of amortization as a contra-revenue charge during the six months ended June 30, 2013 and 2014, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue increased $0.2 million, or 2%, for the six months ended June 30, 2014 as compared to the same period of 2013, primarily due to increases in strategic sourcing and consulting revenues of $0.3 million and software license fees of $0.1 million.  These increases were partially offset by a decrease in other revenue of $0.2 million.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase
(in thousands, except percentages)	2013	2014	$	%	2013	2014	$	%
Recurring technology and services	$18,871	$22,200	$3,329	18%	$37,626	$43,598	$5,972	16%
Strategic consulting, software licenses and other	1,965	2,007	42	2%	4,026	4,341	315	8%
Total cost of revenue	$20,836	$24,207	$3,371	16%	$41,652	$47,939	$6,287	15%

Gross profit	$25,571	$28,467	$2,896	11%	$49,615	$55,129	$5,514	11%

Gross margin	55%	54%			54%	53%

Our recurring technology and services cost of revenue increased $3.3 million for the three months ended June 30, 2014 as compared to the same period in 2013.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $3.2 million, including an increase in stock-based compensation of $0.6 million and an increase in travel-related expenses and other infrastructure costs of $0.3 million.  The increases in personnel-related costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.  The increase in stock-based compensation was related to the stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period.

Our strategic consulting, software licenses and other cost of revenue was $2.0 million for each of the three months ended June 30, 2014 and 2013.

As a percentage of revenue, gross profit decreased to 54% for the three months ended June 30, 2014 as compared to 55% for the same period in 2013.  This decrease in gross margin was primarily due to the increase in stock-based compensation expense mentioned above and the decrease in strategic consulting, software licenses and other revenue.  The $2.9 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Our recurring technology and services cost of revenue increased $6.0 million for the six months ended June 30, 2014 as compared to the same period in 2013.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $6.0 million, including an increase in stock-based compensation of $1.3 million and an increase in travel-related expenses and other infrastructure costs of $0.7 million.  The increases in personnel-related costs and travel-related expenses and other infrastructure costs were primarily attributable to providing support for customer growth in our recurring technology and services business.  The increase in stock-based compensation was related to the stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period.

Our strategic consulting, software licenses and other cost of revenue increased $0.3 million for the six months ended June 30, 2014 as compared to the same period in 2013, primarily attributable to a $0.2 million increase in salary and other compensation-related costs as a result of an increase in stock-based compensation expense related to the stock-based equity awards given to employees during the six months ended June 30, 2014 carrying greater per-share expense than the awards granted during the same period in 2013 as a result of shorter vesting periods.

As a percentage of revenue, gross profit decreased to 53% for the six months ended June 30, 2014 as compared to 54% for the same period in 2013.  This decrease in gross margin was primarily due to the increase in stock-based compensation expense mentioned above.  The $5.5 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended June 30,						Six Months Ended June 30,
	2013		2014		Increase		2013		2014		Increase
		% of		% of	(Decrease)			% of		% of	(Decrease)
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$8,205	18%	$10,182	19%	$1,977	24%	$15,597	17%	$20,127	20%	$4,530	29%
General and administrative	8,669	19%	9,844	19%	1,175	14%	16,796	18%	18,632	18%	1,836	11%
Research and development	4,804	10%	5,794	11%	990	21%	9,749	11%	10,923	11%	1,174	12%
Depreciation and amortization	2,548	5%	2,472	5%	(76)	-3%	5,037	6%	5,079	5%	42	1%
Restructuring charge	499	1%	—	0%	(499)	*	654	1%	—	0%	(654)	*
Total operating expense	$24,725	53%	$28,292	54%	$3,567	14%	$47,833	52%	$54,761	53%	$6,928	14%

* = Not meaningful

Sales and marketing expense.  Our sales and marketing expense increased $2.0 million for the three months ended June 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.8 million, including increased employee compensation and benefits of $1.3 million and stock-based compensation expense of $0.5 million, as we both increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities and granted stock-based equity awards with shorter vesting periods than in the same period in 2013 resulting in a greater portion of the associated expense being recognized during the period, and an increase in travel expense of $0.2 million as a result of the increased headcount.  Outside marketing expense increased $0.1 million for the three months ended June 30, 2014 as compared to the same period of 2013, primarily as result of increases in lead generation activities for new and existing geographies and customers.

Our sales and marketing expense increased $4.5 million for the six months ended June 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $3.9 million, including increased employee compensation and benefits of $3.0 million and stock-based compensation expense of $0.9 million, as we both increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities and granted stock-based equity awards with shorter vesting periods than in the same period in 2013 resulting in a greater portion of the associated expense being recognized during the period, and an increase in travel expense of $0.3 million as a result of the increased headcount.  Outside marketing expense increased $0.3 million for the six months ended June 30, 2014 as compared to the same period of 2013, primarily as result of increases in lead generation activities for new and existing geographies and customers.

General and administrative expense.  Our general and administrative expenses increased $1.2 million for the three months ended June 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.8 million, including increased employee compensation and benefits of $0.4 million as a result of increased headcount and stock-based compensation expense of $0.4 million as a result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period, and an increase in facility and overhead costs of $0.3 million, primarily attributable to the rent and overhead costs associated with additional facilities.

Our general and administrative expenses increased $1.8 million for the six months ended June 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.8 million as a result of increased headcount, facility and overhead costs of $0.5 million, primarily attributable to the rent and overhead costs associated with additional facilities, $0.2 million related to technology data center co-location costs and other general and administrative costs of $0.3 million, primarily related to foreign currency translation costs.

Research and development expense.  Our research and development expenses increased $1.0 million for the three months ended June 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.3 million, including increased employee compensation and benefits of $0.6 million as a result of increased headcount related to our Matrix initiative to enhance the functionality of our products and improve our ability to scale for increased demand and stock-based compensation expense of $0.6 million as a result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period.  This increase was partly offset by a decrease in third-party contractor costs of $0.3 million.

Our research and development expenses increased $1.2 million for the six months ended June 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $2.0 million, including increased employee compensation and benefits of $1.2 million as a result of increased headcount related to our Matrix initiative to enhance the functionality of our products and improve our ability to scale for increased demand and stock-based compensation expense of $0.8 million as a result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in

2013 resulting in a greater portion of the associated expense being recognized during the period.  This increase was partly offset by a decrease in third-party contractor costs of $1.0 million.

Depreciation and amortization expense.  Depreciation and amortization expenses decreased $0.1 million for the three months ended June 30, 2014 as compared to the same period of 2013, primarily due to a decrease in amortization expense of $0.2 million, partly offset by an increase in depreciation expense of $0.1 million.  The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the three months ended June 30, 2014.

Depreciation and amortization expenses increased by less than $0.1 million for the six months ended June 30, 2014 as compared to the same period of 2013. The increase was primarily due to an increase in depreciation expense of $0.3 million, partly offset by a decrease in amortization expense of $0.2 million.  The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth. The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the six months ended June 30, 2014.

Restructuring charge.  The restructuring charge recorded during the three and six months ended June 30, 2013 was a result of our inability to sublease the New Jersey office space acquired as part of our acquisition of HCL-EMS in the time period originally expected.  Later in 2013, we executed a lease termination agreement with the landlord terminating the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million.  We recorded an adjustment of $0.1 million to the restructuring charge as a result of our inability to sublease the office space in the time period originally expected during the three months ended March 31, 2013 and $0.5 million as a result of the lease termination agreement during the three months ended June 30, 2013.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2013	2014		$2013	2014	$
Interest expense	$(100)	$(11)	$89	$(263)	$(48)	$215
Interest income	16	9	(7)	35	18	(17)
Other income (expense)	203	(28)	(231)	766	(15)	(781)

Interest expense.  The decrease in interest expense for the three months ended June 30, 2014 as compared to the same period of 2013 was a result of higher average debt balances in 2013 related to the ProfitLine and Symphony deferred consideration balances and capital leases.

The decrease in interest expense for the six months ended June 30, 2014 as compared to the same period of 2013 was a result of higher average debt balances in 2013 related to the HCL-EMS, ProfitLine, ttMobiles and Symphony deferred consideration balances and capital leases.

Interest income.  Interest income was comparable for the respective three and six-month periods ended June 30, 2014 and 2013.

Other income.  Other income for the three months ended June 30, 2013 primarily consisted of a $0.1 million reduction in the Symphony deferred cash consideration as a result of a net asset shortfall adjustment.

Other income for the six months ended June 30, 2013 primarily consisted of a $0.4 million reduction in the Telwares deferred cash consideration as a result of not achieving certain recurring revenue targets, a $0.2 million adjustment of the HCL-EMS year two earn-out estimate to actual and the $0.1 million reduction in the Symphony deferred cash consideration as a result of a net asset shortfall adjustment.

Income Tax Provision.  Our income tax provision increased $0.1 million and $0.3 million for the three and six months ended June 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of income tax expense related to our foreign subsidiaries.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity.  As of June 30, 2014, we had cash and cash equivalents of $45.7 million and accounts receivable of $51.7 million.  As of June 30, 2014 we had amounts due under various debts and credit facilities of $1.2 million, which consisted of deferred consideration for the HCL-EMS and oneTEM acquisitions and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	December 31,	June 30,
(in thousands)	2013	2014
Cash and cash equivalents	$43,182	$45,694

	Six Months Ended June 30,
(in thousands)	2013	2014
Net cash provided by operating activities	$10,650	$5,924
Net cash used in investing activities	(10,602)	(2,582)
Net cash used in financing activities	(5,976)	(820)
Effect of exchange rate on cash	(227)	(10)
Net (decrease) increase in cash and cash equivalents	$(6,155)	$2,512

Cash Flows from Operating Activities

Operating activities provided $5.9 million of net cash during the six months ended June 30, 2014.  We incurred a net loss of $0.7 million for the six months ended June 30, 2014 that was principally offset by non-cash charges of stock-based compensation of $9.9 million and depreciation and amortization of $5.1 million, cash provided by a favorable impact of an increase in deferred revenue of $0.6 million and an increase in deferred income taxes of $0.6 million.  Cash provided by operating activities was adversely impacted by an $8.4 million increase in accounts receivable, a $0.6 million increase in prepaid expenses and a $0.6 million decrease in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

Cash used in investing activities totaled $2.6 million during the six months ended June 30, 2014 and consisted of capital expenditures of $2.1 million primarily related to the purchase of computer equipment and software and a $0.5 million payment of deferred cash consideration in connection with the oneTEM acquisition.

Cash used in investing activities totaled $10.6 million during the six months ended June 30, 2013 and consisted of $9.6 million paid in connection with the Telwares, Anomalous, ttMobiles, Symphony and oneTEM acquisitions, net of cash acquired, and capital expenditures of $1.0 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities totaled $0.8 million during the six months ended June 30, 2014 primarily consisting of $2.0 million of cash used to repurchase our common stock and $0.3 million of cash used for net repayment of debt partially offset by $1.5 million of proceeds from the exercise of stock options and stock warrants.

Cash used in financing activities totaled $6.0 million during the six months ended June 30, 2013 primarily consisting of $6.2 million of cash used to repurchase our common stock, which includes $1.7 million of cash paid for shares repurchased in trades entered in 2012 which settled in 2013, and debt repayments of $0.4 million partially offset by proceeds from the exercise of stock options and stock warrants of $0.7 million.

Contractual Obligations

The following table summarizes our material contractual obligations at June 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$17,560	$6,527	$9,832	$1,201
Capital lease and other obligations	136	113	23	—
Interest on capital lease obligations	2	2	—	—
HCL-EMS contingent consideration	891	891	—	—
oneTEM contingent consideration	221	65	156	—
	$18,810	$7,598	$10,011	$1,201

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

•                  oneTEM contingent consideration consists of contingent earn-out cash consideration payable on April 18 in each of 2015, 2016 and 2017.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP.  The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

For information regarding other recent accounting pronouncements, refer to Note 3 to our financial statements included in the 2013 Form 10-K.

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

Interest Rate Risk

At June 30, 2014, we had unrestricted cash and cash equivalents totaling $45.7 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000.  While we had net income of $3.0 million in 2012 and $5.0 million in 2013, we experienced a net loss of $0.7 million for the six months ended June 30, 2014 as well as net losses for every fiscal year prior to 2012.  Although we were profitable for 2012 and 2013, we cannot predict if we will be able to achieve or maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.  As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to achieve and maintain profitability and we may incur significant losses for the foreseeable future.

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

If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection.  We have twenty issued patents and twenty-two patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have.  In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

As of July 31, 2014, our directors, executive officers and 5% stockholders beneficially owned, in the aggregate, approximately 13.3% of our outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to July 31, 2014, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of July 31, 2014, there were 5,731,748 shares subject to outstanding options and 1,270,130 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on registration statements on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of July 31, 2014, there were 10,000 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On June 2, 2014, we issued 710 shares of common stock to Christopher Fraser pursuant to an exercise of a warrant we had granted to him on June 30, 2009.  We received proceeds of $1,850 related to this warrant exercise. Such transaction was not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act. The shares issued upon this warrant exercise were issued in reliance upon the exemption from the registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act. No underwriters were involved in such issuance.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)

				$8,711,058
April 1, 2014 - April 30, 2014	129,059	$15.50	129,059	$6,711,065
May 1, 2014 - May 31, 2014	—	$—	—	$6,711,065
June1, 2014 - June 30, 2014	—	$—	—	$6,711,065
Total	129,059	$15.50	129,059	$6,711,065

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

Tangoe, Inc.

Date: August 11, 2014	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer