Form 10-Q
period 2014-09-30
TANGOE INC
filed 2014-11-10
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

There were 38,844,523 shares of our common stock outstanding on October 31, 2014.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,	September 30,
	2013	2014
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,182	$48,918
Accounts receivable, less allowances of $283 and $435, respectively	43,273	52,186
Prepaid expenses and other current assets	4,537	6,184
Total current assets	90,992	107,288

COMPUTERS, FURNITURE AND EQUIPMENT-NET	4,317	5,049

OTHER ASSETS:
Intangible assets-net	36,637	30,722
Goodwill	65,963	65,686
Security deposits and other non-current assets	935	1,487
TOTAL ASSETS	$198,844	$210,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,570	$9,331
Accrued expenses	8,871	8,588
Deferred revenue-current portion	9,063	10,022
Notes payable-current portion	1,831	1,222
Other current liabilities	160	—
Total current liabilities	29,495	29,163

OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	3,598	4,181
Deferred revenue-less current portion	1,536	648
Notes payable-less current portion	203	161
Total liabilities	34,832	34,153

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2013 and September 30, 2014; 38,160,928 and 38,817,006 shares issued and outstanding as of December 31, 2013 and September 30, 2014, respectively	4	4
Additional paid-in capital	202,808	215,310
Warrants for common stock	10,610	10,610
Accumulated deficit	(48,795)	(48,530)
Other comprehensive loss	(615)	(1,315)
Total stockholders’ equity	164,012	176,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,844	$210,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Revenue:
Recurring technology and services	$42,623	$48,184	$124,056	$141,252
Strategic consulting, software licenses and other	4,997	6,297	14,831	16,297
Total revenue	47,620	54,481	138,887	157,549

Cost of revenue:
Recurring technology and services	19,019	23,035	56,645	66,633
Strategic consulting, software licenses and other	2,327	2,419	6,353	6,760
Total cost of revenue	21,346	25,454	62,998	73,393

Gross profit	26,274	29,027	75,889	84,156

Operating expenses:
Sales and marketing	8,504	9,494	24,101	29,621
General and administrative	8,953	9,918	25,749	28,550
Research and development	4,907	5,767	14,656	16,690
Depreciation and amortization	2,586	2,347	7,623	7,426
Restructuring charge	—	—	654	—
Income from operations	1,324	1,501	3,106	1,869

Other income (expense), net
Interest expense	(89)	(33)	(352)	(81)
Interest income	15	8	50	26
Other income	327	94	1,093	79
Income before income tax provision	1,577	1,570	3,897	1,893
Income tax provision	22	635	668	1,628
Net income	$1,555	$935	$3,229	$265

Income per common share:
Basic	$0.04	$0.02	$0.09	$0.01
Diluted	$0.04	$0.02	$0.08	$0.01

Weighted average number of common shares:
Basic	37,698	38,799	37,546	38,609
Diluted	40,872	41,109	40,240	41,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited)

(in thousands)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2013	2014	2013	2014

Net income	$1,555	$935	$3,229	$265
Foreign currency translation adjustment	427	(926)	(731)	(700)
Total	$1,982	$9	$2,498	$(435)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2014

(in thousands, except share amounts)

	Common Stock		Additional	Common		Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance December 31, 2013	38,160,928	$4	$202,808	$10,610	$(48,795)	$(615)	$164,012
Net income	—	—	—	—	265	—	265
Foreign currency translation adjustment	—	—	—	—	—	(700)	(700)
Issuance of shares to employees and board of directors	257,502	—	3,663	—	—	—	3,663
Issuance of shares from exercise of stock options	408,532	—	1,897	—	—	—	1,897
Issuance of shares from exercise of stock warrants	710	—	—	—	—	—	—
Repurchase of common stock	(272,652)	—	(4,000)	—	—	—	(4,000)
Issuance of shares from vesting of restricted stock units	261,986	—	—	—	—	—	—
Stock-based compensation	—	—	10,942	—	—	—	10,942
Balance September 30, 2014	38,817,006	$4	$215,310	$10,610	$(48,530)	$(1,315)	$176,079

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2013	2014
Operating activities:
Net income	$3,229	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	280	45
Amortization of leasehold interest	(74)	(74)
Depreciation and amortization	7,623	7,426
Decrease in deferred rent liability	(36)	(29)
Amortization of marketing agreement intangible assets	194	332
Allowance for doubful accounts	68	90
Deferred income taxes	282	733
Stock based compensation	9,773	14,605
Restructuring charge	654	—
Foreign exchange adjustment	(138)	32
Decrease in fair value of contingent consideration	(1,041)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(2,465)	(9,167)
Prepaid expenses and other assets	(1,048)	(1,260)
Other assets	127	(357)
Accounts payable	195	(204)
Accrued expenses	(1,656)	(323)
Deferred revenue	616	90
Net cash provided by operating activities	16,583	12,204
Investing activities:
Purchases of computers, furniture and equipment	(1,800)	(2,699)
Cash paid in connection with acquisitions, net of cash received	(19,543)	(881)
Net cash used in investing activities	(21,343)	(3,580)
Financing activities:
Borrowing of debt	—	177
Repayment of debt	(745)	(658)
Repurchase of common stock	(6,235)	(4,000)
Proceeds from exercise of stock options and stock warrants	3,946	1,897
Net cash used in financing activities	(3,034)	(2,584)

Effect of exchange rate on cash	(159)	(304)

Net (decrease) increase in cash and cash equivalents	(7,953)	5,736
Cash and cash equivalents, beginning of period	50,211	43,182
Cash and cash equivalents, end of period	$42,258	$48,918

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.

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

3. Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2013 and 2014 as if the acquisition of oneTEM occurred at the beginning of 2013.  These results are not intended to reflect the actual operations of the Company had this acquisition occurred at January 1, 2013.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2014	2013	2014

Revenue	$47,620	$54,481	$139,138	$157,549
Operating income	1,324	1,501	3,004	1,869
Net income	1,555	935	3,127	265
Basic income per common share	$0.04	$0.02	$0.08	$0.01

Diluted income per common share	$0.04	$0.02	$0.08	$0.01

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

4. Income per Share Applicable to Common Stockholders

The following table sets forth the computations of income per share applicable to common stockholders for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2013	2014	2013	2014

Basic and diluted net income per common share

Net income	$1,555	$935	$3,229	$265

Basic weighted-average common shares used to compute basic net income per share	37,698	38,799	37,546	38,609

Outstanding stock options	2,876	2,241	2,640	2,374
Outstanding restricted stock units	295	69	52	150
Common stock warrants	3	—	2	1

Diluted weighted-average common shares used to compute diluted net income per share	40,872	41,109	40,240	41,134

Basic income per common share	$0.04	$0.02	$0.09	$0.01

Diluted income per common share	$0.04	$0.02	$0.08	$0.01

Diluted income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period.

Outstanding stock options	3,476	3,434	3,712	3,302
Outstanding restricted stock units	469	1,177	711	1,096
Common stock warrants	7	10	9	9

5. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	September 30,
(in thousands)	2013	2014

Computers and software	$12,316	$13,647
Furniture and fixtures	1,194	1,340
Leasehold improvements	1,380	1,525
	14,890	16,512
Less accumulated depreciation	(10,573)	(11,463)
Computers, furniture and equipment-net	$4,317	$5,049

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Computers and software includes equipment under capital leases totaling approximately $2.5 million at each of December 31, 2013 and September 30, 2014. Accumulated depreciation on equipment under capital leases totaled approximately $2.4 million at each of December 31, 2013 and September 30, 2014.  Depreciation and amortization expense associated with computers, furniture and equipment was $1.6 million and $1.9 million for the nine months ended September 30, 2013 and 2014, respectively.

6.     Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2013 and September 30, 2014:

			Weighted
	December 31,	September 30,	Average Useful
(in thousands)	2013	2014	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(897)	(996)
Patents, net	157	58
Technological know-how	15,033	14,916	6.1
Less: accumulated amortization	(7,853)	(9,767)
Technological know-how, net	7,180	5,149
Customer relationships	37,935	37,869	8.7
Less: accumulated amortization	(15,155)	(18,235)
Customer relationships, net	22,780	19,634
Convenants not to compete	1,144	1,117	2.0
Less: accumulated amortization	(935)	(1,035)
Convenants not to compete, net	209	82
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(597)	(930)
Strategic marketing agreement, net	5,606	5,273
Tradenames	885	874	3.8
Less: accumulated amortization	(427)	(595)
Tradenames, net	458	279
Trademarks	247	247	Indefinite
Intangible assets, net	$36,637	$30,722

The related amortization expense of intangible assets was $6.1 million and $5.5 million for the nine months ended September 30, 2013 and 2014, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at September 30, 2014 is as follows:

(in thousands)
October 1, 2014 to December 31, 2014	$1,847
2015	6,031
2016	5,681
2017	5,032
2018	4,563
Thereafter	7,321
Total	$30,475

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table presents the changes in the carrying amounts of goodwill for the nine months ended September 30, 2014.

Carrying
(in thousands)	Amount

Balance at December 31, 2013	$65,963
Foreign exchange translation effect	(277)
Balance at September 30, 2014	$65,686

7.      Restructuring Charge

In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 and of certain assets and liabilities of Telwares, Inc. and its subsidiary Vercuity, Inc. (“Telwares”) in March 2011.  The original charge reflected the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During 2013, the Company recorded an adjustment of $0.1 million to the original restructuring charge as a result of the Company’s inability to sublease the office space in the time period originally expected.  In 2013, the Company also negotiated a lease termination agreement with the landlord of its New Jersey office space.  The agreement terminated the remaining term of the lease effective June 30, 2013 for a termination fee of $0.9 million.  The Company recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement.  The Company paid the final termination fee payment of $0.2 million in January 2014.  The liability related to the restructuring charge was included in other current liabilities on the Company’s consolidated balance sheet as of December 31, 2013.  The following table summarizes the activity in the liabilities related to the restructuring charge for the nine months ended September 30, 2014:

	Lease costs, net
	of estimated
(in thousands)	sublease income	Total

Remaining liability at December 31, 2013	$160	$160

Cash payments	(157)	(157)
Non-cash charges and other	(3)	(3)
Remaining liability at September 30, 2014	$—	$—

	Less: current portion	—
	Long-term portion	$—

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

8.      Debt

As of December 31, 2013 and September 30, 2014, debt outstanding included the following:

	December 31,	September 30,
(in thousands)	2013	2014

HCL-EMS contingent consideration, net of unamortized discount of $0 at December 31, 2013 and September 30, 2014. Payable as decribed below.	$891	$541

Deferred oneTEM purchase price, including contingent consideration of $0.2 million, net of unamortized discount of $87 and $45 at December 31, 2013 and September 30, 2014, respectively. Payable as described below.	684	228

Capital lease and other obligations	459	614
Total notes payable	$2,034	$1,383
Less current portion	$(1,831)	$(1,222)
Notes payable, less current portion	$203	$161

Line of Credit

The Company had a line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A., which line of credit the Company did not utilize following its initial public offering in August 2011.  The line of credit bore interest at the London Inter-Bank Offered Rate plus a 2.0% spread.  The line of credit expired in September 2014.  The Company expects to renew the line of credit for another one-year term.  As of December 31, 2013 and September 30, 2014, there were no balances outstanding on the line of credit.  The line of credit had a financial covenant relative to minimum cash balance requirements and was secured by all of the Company’s tangible and intangible property.

Contingent HCL-EMS Consideration

The purchase consideration for the acquisition of HCL-EMS included deferred cash consideration. The deferred cash consideration included contingent cash payments following each of the first and second anniversaries of the closing date of the HCL-EMS acquisition on January 25, 2011 (the “HCL-EMS Closing Date”), pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the Asset Purchase Agreement entered into in December 2010 in connection with the HCL-EMS acquisition (the “HCL-EMS APA”). No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS.  In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million.  In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.  In September 2014, the Company paid $0.4 million in satisfaction of the third-party claim that triggered the indemnity matter and the contingent consideration balance was reduced by this amount.

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

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

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

The only adjustments to the balance for the nine months ended September 30, 2014 were the accretion of imputed interest and the payment of the deferred cash consideration.

9.      Stockholders’ Equity

Common Stock—As of December 31, 2013 and September 30, 2014, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 38,160,928 and 38,817,006 were issued and outstanding, respectively.

At the June 5, 2014 annual meeting of the Company’s stockholders, an amendment to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) to reserve an additional 950,000 shares of common stock for issuance under the 2011 Plan was approved by a majority of the Company’s stockholders.  The Company’s board of directors had previously approved such amendment.

During the nine months ended September 30, 2014, the Company issued 186,979 and 70,523 shares of its common stock to certain of its employees and members of its board of directors, respectively, under the provisions of the 2011 Plan in the form of stock awards, as well as additional shares of common stock upon the exercise of stock options, stock warrants and the vesting of restricted stock units as described below.

For the nine months ended September 30, 2014, the Company recorded stock-based compensation expenses of $3.7 million related to the 257,502 shares of its common stock issued to certain of its employees and members of its board of directors.

In November 2012, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions.  During the nine months ended September 30, 2014, the Company repurchased 272,652 shares of common stock at an average price per share, including broker commissions, of $14.67, for an aggregate purchase price of $4.0 million.

Preferred Stock—As of December 31, 2013 and September 30, 2014, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which none were issued and outstanding.

Common Stock Warrants—On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of September 30, 2014, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis, the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of activity with respect to warrants to purchase common stock during the nine months ended September 30, 2014 is presented below:

Common Stock Warrants

Outstanding at beginning of the year	10,710
Exercised	(710)
Issued	—
Cancelled	—
Outstanding at end of the period	10,000

Weighted average exercise price	$14.02

Stock Options—As of September 30, 2014, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.  The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

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

For the nine months ended September 30, 2014, the Company recorded stock-based compensation expense of $5.0 million related to stock options.

As of September 30, 2014, there was $8.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to stock options. This amount will be amortized on a straight-line basis over the requisite service period related to the stock option grants.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of stock options issued pursuant to the Plans during the nine months ended September 30, 2014 is presented below:

Stock Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	6,166,401	$8.81
Granted	—	$—
Forfeited	(82,152)	$14.57
Exercised	(408,532)	$4.65
Outstanding at end of the period	5,675,717	$9.02	6.2

Exercisable at end of the period	4,574,811	$7.83	5.9

Available for future grants at September 30, 2014	980,813

The intrinsic values of options outstanding, vested and exercised during the nine months ended September 30, 2014 were as follows:

	Number of	Intrinsic
	Options	Value
Outstanding	5,675,717	$30,762,216
Vested	4,574,811	$29,627,294
Exercised	408,532	$5,024,410

During the nine months ended September 30, 2014, employees and former employees of the Company exercised options to purchase a total of 408,532 shares of common stock at exercise prices ranging from $0.25 to $17.74 per share. Proceeds from the stock option exercises totaled $1.9 million.

Restricted Stock Units—During the nine months ended September 30, 2014, the Company issued 908,174 restricted stock units to certain employees under the provisions of the 2011 Plan, of which 217,000 were performance-based restricted stock units, and 261,986 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the nine months ended September 30, 2014 had an aggregate value of $17.0 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from 3 months to 4 years.  The performance-based restricted stock units are earned based on achievement of a specified financial metric, with the resulting number of shares then subject to time-based vesting in equal quarterly amounts beginning on the first anniversary of the grant date of February 19, 2014 and ending on the second anniversary of the grant date. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the nine months ended September 30, 2014, the Company recorded stock-based compensation expense of $5.9 million related to restricted stock units.

As of September 30, 2014, there was $16.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of restricted stock units issued pursuant to the Plans during the nine months ended September 30, 2014 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	808,793	$15.29
Granted	908,174	$18.75
Forfeited	(209,282)	$15.24
Vested	(261,986)	$16.10
Outstanding at end of the period	1,245,699	$17.61

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $9.8 million and $14.6 million for the nine months ended September 30, 2013 and 2014, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
Cost of revenue	$529	$641	$1,609	$3,338
Sales and marketing expenses	978	1,275	2,747	4,013
General and administrative expenses	1,551	2,069	4,664	5,204
Research and development	244	765	753	2,050
Total stock-based employee compensation	$3,302	$4,750	$9,773	$14,605

Stock-based compensation expense for equity awards outstanding as of September 30, 2014 will be recognized over the following periods as follows:

(in thousands)
October 1, 2014 to December 31, 2014	$4,028
2015	14,156
2016	6,539
2017	768
$25,491

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

As part of the requirements of ASC 718, the Company is required to estimate potential forfeitures of stock option and restricted stock unit grants and adjust compensation cost recorded accordingly. The estimate of forfeitures will be adjusted over the requisite service period to the extent that actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures will be recognized through a cumulative catch-up adjustment in the period of change and will also impact the amount of stock-based compensation expense to be recognized in future periods. The fair values of stock option and restricted stock unit grants are amortized as compensation expense on a straight-line basis over the

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

vesting period of the grants. Compensation expense recognized is shown in the operating activities section of the statement of cash flows.

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

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and September 30, 2014 and the basis for that measurement:

	Fair Value Measurement at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,345	$18,345	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	206	—	—	206
	$19,442	$18,345	$—	$1,097

	Fair Value Measurement at September 30, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,365	$18,365	$—	$—
Contingent HCL-EMS acquisition consideration	541	—	—	541
Contingent oneTEM acquisition consideration	228	—	—	228
	$19,134	$18,365	$—	$769

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The changes in the fair value of the Level 3 liability for the nine months ended September 30, 2014 are as follows:

	Contingent acquisition consideration
	Nine Months Ended September 30, 2014
(in thousands)	HCL-EMS	oneTEM
Balance, Beginning of Period	$891	$206
Cash payments	(350)	—
Imputed interest	—	22
Balance, End of Period	$541	$228

The Company’s investment in overnight money market institutional funds, which amounted to $18.3 million and $18.4 million at December 31, 2013 and September 30, 2014, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach.  The remaining balance of $0.5 million represents the balance retained by the Company pending resolution of an outstanding indemnity matter, after reduction for the $0.4 million payment mentioned below.  The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of September 30, 2014, there were no changes in the recognized amounts from December 31, 2013, except for a $0.4 million payment to the third-party in satisfaction of the claim that triggered the indemnity matter.

The acquisition of oneTEM includes a contingent earn-out cash consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time consulting revenue. Under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then 9% of year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent earn-out cash consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent earn-out cash consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million. As of September 30, 2014, there were no changes in the recognized amounts from December 31, 2013, except for the accretion of imputed interest.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

12.      Supplemental Cash Flow Information:

Information about other cash flow activities during the nine months ended September 30, 2013 and 2014 are as follows:

	Nine months ended September 30,
(in thousands)	2013	2014

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$65	$23
Income tax payments	$345	$379

NON-CASH TRANSACTIONS:
Deferred purchase price in connection with oneTEM acquisition	$616	$—

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

The Company has entered into non-cancellable operating leases for the rental of office space in various locations that expire between 2014 and 2023.  Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet.  The Company also has entered into agreements with third-party hosting facilities, which expire between 2014 and 2017.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between 2014 and 2018.

Rent expense, included in general and administrative expense, was approximately $4.2 million and $4.5 million for the nine months ended September 30, 2013 and 2014, respectively.

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

Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize service plans for its usage patterns and needs, to manage used and unused connection assets and services, to proactively monitor usage, to conveniently and accurately pay vendors and to prevent bill overages. Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of connection assets and services, and to reduce costs by controlling and allocating connection expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of connection assets and services.  Further, our solution allows enterprises to manage their connection assets and services and helps them improve end user productivity.

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

•                  The CLM market is characterized by rapid technological change and frequent new product and service introductions, including frequent introductions of new technologies and devices. To achieve and maintain market acceptance for our solution, and to generate additional revenue from existing and new customers, we must effectively anticipate these changes and offer software products and services that respond to them in a timely manner. If we fail to develop software products and services that satisfy customer preferences in a timely and cost-effective manner, or if we fail to effectively convert existing customers to these new products and services or add new customers, our ability to renew our agreements with existing customers and our ability to create or increase demand for our solution and generate additional revenue will be harmed.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months.  Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  We also derive recurring technology and services revenue from payment processing through MxPay, our bill pay solution.  As of September 30, 2014, we managed a total of approximately $29.2 billion in annual communications expense as compared to approximately $26.8 billion in annual communications expense as of September 30, 2013.  Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded.  Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period.  Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2013 and 2014

The following table presents selected consolidated statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2013	% of revenue	2014	% of revenue	2013	% of revenue	2014	% of revenue
Revenue:
Recurring technology and services	$42,623	90%	$48,184	88%	$124,056	89%	$141,252	90%
Strategic consulting, software licenses and other	4,997	10%	6,297	12%	14,831	11%	16,297	10%
Total revenue	47,620	100%	54,481	100%	138,887	100%	157,549	100%
Cost of revenue:
Recurring technology and services	19,019	40%	23,035	42%	56,645	41%	66,633	42%
Strategic consulting, software licenses and other	2,327	5%	2,419	4%	6,353	5%	6,760	4%
Total cost of revenue (1)	21,346	45%	25,454	47%	62,998	45%	73,393	47%

Gross profit	26,274	55%	29,027	53%	75,889	55%	84,156	53%
Operating expense:
Sales and marketing (1)	8,504	18%	9,494	17%	24,101	17%	29,621	19%
General and administrative (1)	8,953	19%	9,918	18%	25,749	19%	28,550	18%
Research and development (1)	4,907	10%	5,767	11%	14,656	11%	16,690	11%
Depreciation and amortization	2,586	5%	2,347	4%	7,623	5%	7,426	5%
Restructuring charge	—	0%	—	0%	654	0%	—	0%
Income from operations	1,324	3%	1,501	3%	3,106	2%	1,869	1%

Other income (expense), net
Interest expense	(89)	0%	(33)	0%	(352)	0%	(81)	0%
Interest income	15	0%	8	0%	50	0%	26	0%
Other income	327	1%	94	0%	1,093	1%	79	0%
Income before income tax provision	1,577	3%	1,570	3%	3,897	3%	1,893	1%
Income tax provision	22	0%	635	1%	668	0%	1,628	1%
Net income	$1,555	3%	$935	2%	$3,229	2%	$265	0%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$529	$641	$1,609	$3,338
Sales and marketing	978	1,275	2,747	4,013
General and administrative	1,551	2,069	4,664	5,204
Research and development	244	765	753	2,050
	$3,302	$4,750	$9,773	$14,605

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2013	2014	$	%	2013	2014	$	%
Recurring technology and services	$42,623	$48,184	$5,561	13%	$124,056	$141,252	$17,196	14%
Strategic consulting, software licenses and other	4,997	6,297	1,300	26%	14,831	16,297	1,466	10%
Total revenue	$47,620	$54,481	$6,861	14%	$138,887	$157,549	$18,662	13%

Our recurring technology and services revenue increased $5.6 million, or 13%, for the three months ended September 30, 2014 as compared to the same period in 2013.  This increase was primarily attributable to $6.6 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by a 19% increase in our total number of recurring revenue customers to 765 as of September 30, 2014, which amount excludes 304 acquisition customers for total recurring revenue customers of 1,069 as of September 30, 2014, from 645 as of September 30, 2013, which amount excludes 333 acquisition customers for total recurring revenue customers of 978 as of September 30, 2013.  This increase in revenue was partially offset by a $1.0 million decrease for the three months ended September 30, 2014, as compared to the same period in 2013, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $13.0 million for the three months ended September 30, 2014 from $14.0 million for the three months ended September 30, 2013, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $72,000 and $113,413 of amortization as a contra-revenue charge during the three months ended September 30, 2013 and 2014, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue increased $1.3 million, or 26%, for the three months ended September 30, 2014 as compared to the same period of 2013, due to increases in strategic sourcing and consulting revenues of $0.7 million, other revenue of $0.5 million and software license fee revenue of $0.1 million.

Our recurring technology and services revenue increased $17.2 million, or 14%, for the nine months ended September 30, 2014 as compared to the same period in 2013.  This increase was primarily attributable to $21.1 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by the increase in our total number of recurring revenue customers between September 30, 2013 and September 30, 2014 described above.  This increase in revenue was partially offset by a $3.9 million decrease for the nine months ended September 30, 2014, as compared to the same period in 2013, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $38.8 million for the nine months ended September 30, 2014 from $42.7 million for the nine months ended September 30, 2013, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $194,190 and $332,236 of amortization as a contra-revenue charge during the nine months ended September 30, 2013 and 2014, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue increased $1.5 million, or 10%, for the nine months ended September 30, 2014 as compared to the same period of 2013, primarily due to increases in strategic sourcing and consulting revenues of $1.0 million and other revenue of $0.8 million.  These increases were partially offset by a decrease in software license fee and other revenue of $0.3 million.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended September 30,		Increase		Nine Months Ended September 30,		Increase
(in thousands, except percentages)	2013	2014	$	%	2013	2014	$	%
Recurring technology and services	$19,019	$23,035	$4,016	21%	$56,645	$66,633	$9,988	18%
Strategic consulting, software licenses and other	2,327	2,419	92	4%	6,353	6,760	407	6%
Total cost of revenue	$21,346	$25,454	$4,108	19%	$62,998	$73,393	$10,395	17%

Gross profit	$26,274	$29,027	$2,753	10%	$75,889	$84,156	$8,267	11%

Gross margin	55%	53%			55%	53%

Our recurring technology and services cost of revenue increased $4.0 million for the three months ended September 30, 2014 as compared to the same period in 2013.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $2.8 million, including an increase in employee compensation and benefits of $3.3 million partly offset by a $0.5 million decrease in third-party contractor costs.  Our recurring technology and services cost of revenue also increased as a result of a $1.0 million increase in one-time costs associated with invoice payment processing and a $0.2 million increase in other infrastructure costs.  These increases were primarily attributable to providing support for customer growth in our recurring technology and services business.

Our strategic consulting, software licenses and other cost of revenue increased $0.1 million for the three months ended September 30, 2014 as compared to the same period in 2013, primarily attributable to a $0.3 million increase in the costs associated with our sales of mobile telecommunications accessories as a result of increased sales volume partly offset by a $0.2 million decrease in personnel-related costs as a result of a decrease in third-party contractor costs related to strategic sourcing revenue.

As a percentage of revenue, gross profit decreased to 53% for the three months ended September 30, 2014 as compared to 55% for the same period in 2013.  This decrease in gross margin was primarily due to the one-time costs associated with invoice payment processing.  The $2.8 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Our recurring technology and services cost of revenue increased $10.0 million for the nine months ended September 30, 2014 as compared to the same period in 2013.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $7.6 million, including an increase in stock-based compensation of $1.8 million, as well as increases of $1.4 million in travel-related expenses and other infrastructure costs and $1.0 million in one-time costs associated with invoice payment processing.  The increases in personnel-related costs, travel-related expenses and other infrastructure costs and invoice payment processing costs were primarily attributable to providing support for customer growth in our recurring technology and services business.  The increase in stock-based compensation was related to the stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period.

Our strategic consulting, software licenses and other cost of revenue increased $0.4 million for the nine months ended September 30, 2014 as compared to the same period in 2013 as a result of a $0.4 million increase in the costs associated with our sales of mobile telecommunications accessories as a result of increased sales volume.

As a percentage of revenue, gross profit decreased to 53% for the nine months ended September 30, 2014 as compared to 55% for the same period in 2013.  This decrease in gross margin was primarily due to the increase in stock-based compensation expense mentioned above and the one-time costs associated with invoice payment processing.  The $8.3 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2013		2014		Increase		2013		2014
		% of		% of	(Decrease)			% of		% of	Increase (Decrease)
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$8,504	18%	$9,494	17%	$990	12%	$24,101	17%	$29,621	19%	$5,520	23%
General and administrative	8,953	19%	9,918	18%	965	11%	25,749	19%	28,550	18%	2,801	11%
Research and development	4,907	10%	5,767	11%	860	18%	14,656	11%	16,690	11%	2,034	14%
Depreciation and amortization	2,586	5%	2,347	4%	(239)	-9%	7,623	5%	7,426	5%	(197)	-3%
Restructuring charge	—	0%	—	0%	—	*	654	0%	—	0%	(654)	*
Total operating expense	$24,950	52%	$27,526	51%	$2,576	10%	$72,783	52%	$82,287	52%	$9,504	13%

* = Not meaningful

Sales and marketing expense.  Our sales and marketing expense increased $1.0 million for the three months ended September 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.8 million, including increased employee compensation and benefits of $0.5 million and stock-based compensation expense of $0.3 million, as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities and granted stock-based equity awards with shorter vesting periods than in the same period in 2013 resulting in a greater portion of the associated expense being recognized during the period.  Outside marketing expense increased $0.2 million for the three months ended September 30, 2014 as compared to the same period of 2013, primarily as result of increases in lead generation activities for new and existing geographies and customers.

Our sales and marketing expense increased $5.5 million for the nine months ended September 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $4.7 million, including increased employee compensation and benefits of $3.5 million and stock-based compensation expense of $1.3 million, partially offset by a decrease in outside third-party contractor costs of $0.1 million.  The increases in employee compensation and benefits and stock-based compensation were due to increases in the number of global direct and indirect sales force employees to accommodate growth in sales opportunities and the grant of stock-based equity awards with shorter vesting periods than in the same period in 2013 resulting in a greater portion of the associated expense being recognized during the period. Our sales and marketing expenses also increased as a result of increases in outside marketing expense of $0.5 million primarily as a result of increases in lead generation activities for new and existing geographies and customers and travel expense of $0.3 million as a result of the increased headcount.

General and administrative expense.  Our general and administrative expenses increased $1.0 million for the three months ended September 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.7 million, including increased stock-based compensation expense of $0.5 million as a result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period, and employee compensation and benefits of $0.3 million as a result of increased headcount partially offset by a decrease in outside third-party contractor costs of $0.1 million.  Our general and administrative expenses also increased as a result of an increase in facility and overhead costs of $0.2 million, primarily attributable to the rent and overhead costs associated with additional facilities, and a $0.1 million increase in professional fees.

Our general and administrative expenses increased $2.8 million for the nine months ended September 30, 2014 as compared to the same period of 2013, primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $1.5 million, including increases in employee compensation and benefits of $1.1 million, as a result of increased headcount, and stock-based compensation expense of $0.5 million, as a result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period, which were partially offset by a decrease in outside third-party contractor costs of $0.1 million.  Our general and administrative expenses also increased as a result of increases in facility and overhead costs of $0.7 million, primarily attributable to the rent and overhead costs associated with additional facilities, other general and administrative costs of $0.4 million, primarily related to foreign currency translation costs, and technology data center co-location costs of $0.2 million.

Research and development expense.  Our research and development expenses increased $0.9 million for the three months ended September 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.8 million, including increased employee compensation and benefits of $0.6 million, as a result of increased headcount related to our Matrix initiative to enhance the functionality of our products and improve our ability to scale for increased demand, and stock-based compensation expense of $0.5 million, as a result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period, partly offset by a decrease in third-party contractor costs of $0.3 million. Research and development expense also increased as a result of increases in travel and other research and development expenses of $0.1 million.

Our research and development expenses increased $2.0 million for the nine months ended September 30, 2014 as compared to the same period of 2013, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.9 million, including increased employee compensation and benefits of $1.9 million, as a result of increased headcount related to our Matrix initiative to enhance the functionality of our products and improve our ability to scale for increased demand, and stock-based compensation expense of $1.3 million, as result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period, partly offset by a decrease in third-party contractor costs of $1.3 million. Research and development expense also increased as a result of increases in travel and other research and development expenses of $0.1 million.

Depreciation and amortization expense.  Depreciation and amortization expenses decreased $0.2 million for the three months ended September 30, 2014 as compared to the same period of 2013, primarily due to a decrease in amortization expense of $0.3 million, partly offset by an increase in depreciation expense of $0.1 million.  The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the second quarter of 2014.  The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Depreciation and amortization expenses decreased $0.2 million for the nine months ended September 30, 2014 as compared to the same period of 2013, primarily due to a decrease in amortization expense of $0.6 million, partly offset by an increase in depreciation expense of $0.4 million.  The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the second quarter of 2014.  The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Restructuring charge.  The restructuring charge recorded during the three and nine months ended September 30, 2013 was a result of our inability to sublease the New Jersey office space acquired as part of our acquisition of HCL-EMS in the time period originally expected.  Later in 2013, we executed a lease termination agreement with the landlord terminating the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million.  We recorded an adjustment of $0.1 million to the restructuring charge as a result of our inability to sublease the office space in the time period originally expected during the three months ended March 31, 2013 and $0.5 million as a result of the lease termination agreement during the three months ended June 30, 2013.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2013	2014		$2013	2014	$
Interest expense	$(89)	$(33)	$56	$(352)	$(81)	$271
Interest income	15	8	(7)	50	26	(24)
Other income	327	94	(233)	1,093	79	(1,014)

Interest expense.  The decrease in interest expense for the three months ended September 30, 2014 as compared to the same period of 2013 was a result of higher average debt balances in 2013 related to the ProfitLine and Symphony deferred consideration balances and capital leases and other financing obligations.

The decrease in interest expense for the nine months ended September 30, 2014 as compared to the same period of 2013 was a result of higher average debt balances in 2013 related to the HCL-EMS, ProfitLine, ttMobiles and Symphony deferred consideration balances and capital leases and other financing obligations.

Interest income.  Interest income was comparable for the respective three and nine-month periods ended September 30, 2014 and 2013.

Other income. Other income for the three months ended September 30, 2013 primarily consisted of a $0.3 million decrease in fair value of deferred cash consideration as a result of various matters related to the HCL and ProfitLine acquisitions.

Other income for the nine months ended September 30, 2013 primarily consisted of a $0.4 million reduction in the Telwares deferred cash consideration as a result of not achieving certain recurring revenue targets, a $0.3 million reduction in the ProfitLine deferred cash consideration as a result of settlement of certain indemnity claims, a $0.2 million adjustment of the HCL-EMS year two earn-out estimate to actual and a $0.2 million reduction in the Symphony deferred cash consideration as a result of a net asset shortfall adjustment.

Income Tax Provision. Our income tax provision increased $0.6 million and $1.0 million for the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013, primarily as a result of income tax expense related to our foreign subsidiaries and state income tax.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity.  As of September 30, 2014, we had cash and cash equivalents of $48.9 million and accounts receivable of $52.2 million.  As of September 30, 2014 we had amounts due under various debts and credit facilities of $1.4 million, which consisted of deferred consideration for the HCL-EMS and oneTEM acquisitions and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	September 30,
(in thousands)	2013	2014
Cash and cash equivalents	$43,182	$48,918

	Nine Months Ended September 30,
(in thousands)	2013	2014
Net cash provided by operating activities	$16,583	$12,204
Net cash used in investing activities	(21,343)	(3,580)
Net cash used in financing activities	(3,034)	(2,584)
Effect of exchange rate on cash	(159)	(304)
Net (decrease) increase in cash and cash equivalents	$(7,953)	$5,736

Cash Flows from Operating Activities

Operating activities provided $12.2 million of net cash during the nine months ended September 30, 2014, which resulted from our net income of $0.3 million for the nine months ended September 30, 2014 principally supplemented by non-cash charges of stock based-compensation of $14.6 million, depreciation and amortization of $7.4 million and an increase in deferred taxes of $0.7 million.  Cash provided by operating activities was adversely impacted by a $9.2 million increase in accounts receivable, a $1.6 million increase in prepaid expenses and other assets.

Operating activities provided $16.6 million of net cash during the nine months ended September 30, 2013, which resulted from our net income of $3.2 million for the nine months ended September 30, 2013 principally supplemented by non-cash charges of stock-based compensation of $9.8 million, depreciation and amortization of $7.6 million and a restructuring charge of $0.7 million.  Cash provided by operating activities was adversely impacted by a $2.5 million increase in accounts receivable, a $1.5 million decrease in accounts payable and accrued expenses and a $0.9 million increase in prepaid and other expenses during the nine months ended September 30, 2013.

Cash Flows from Investing Activities

Cash used in investing activities totaled $3.6 million during the nine months ended September 30, 2014 and consisted of capital expenditures of $2.7 million primarily related to the purchase of computer equipment and software and a $0.9 million payment of deferred cash consideration in connection with the HCL and oneTEM acquisitions.

Cash used in investing activities totaled $21.3 million during the nine months ended September 30, 2013 and consisted of $19.5 million paid in connection with the Telwares, HCL, ProfitLine, Anomalous, ttMobiles, Symphony and oneTEM acquisitions, net of cash acquired, and capital expenditures of $1.8 million primarily related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash used in financing activities totaled $2.6 million during the nine months ended September 30, 2014 primarily consisting of $4.0 million of cash used to repurchase our common stock and $0.5 million of cash used for net repayment of debt partially offset by $1.9 million of proceeds from the exercise of stock options and stock warrants.

Cash used in financing activities totaled $3.0 million during the nine months ended September 30, 2013 primarily consisting of $6.2 million of cash used to repurchase our common stock, which includes $1.7 million of cash paid for shares repurchased in trades entered in 2012 which settled in 2013, and debt repayments of $0.7 million partially offset by proceeds from the exercise of stock options and stock warrants of $3.9 million.

Contractual Obligations

The following table summarizes our material contractual obligations at September 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$19,044	$6,688	$10,471	$1,885
Capital lease and other obligations	614	614	—	—
Interest on capital lease obligations	8	8	—	—
HCL-EMS contingent consideration	541	541	—	—
oneTEM contingent consideration	228	67	161	—
	$20,435	$7,918	$10,632	$1,885

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

Interest Rate Risk

At September 30, 2014, we had unrestricted cash and cash equivalents totaling $48.9 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

On March 1, 2013, Lewis Stein, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Stein v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleged that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 30, 2013, Mr. Stein and another purported purchaser of our common stock, James Gibson, filed a motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  The court held a hearing on May 13, 2013 to appoint a lead plaintiff and lead counsel for all of the cases consolidated with this action.  The court denied without prejudice Mr. Stein’s and Mr. Gibson’s motion to be appointed as lead plaintiffs in connection with this putative class action and to have their attorneys approved as lead counsel.  On May 17, 2013, Mr. Gibson withdrew his request to be appointed as lead plaintiff in connection with this putative class action, and Mr. Stein filed a renewed request to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel.  On August 19, 2013, the court allowed Mr. Stein’s motion to be appointed as lead plaintiff in connection with this putative class action and to have his attorneys approved as lead counsel.  On October 18, 2013, Mr. Stein filed a consolidated amended complaint (the “Amended Complaint”), which alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act.  In the Amended Complaint, Mr. Stein sought to represent a class of purchasers of our common stock from July 27, 2011 through September 4, 2012 and alleged that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  The Amended Complaint asserted claims against us, Mr. Subbloie, Mr. Martino, and Gary P. Golding, one of our directors.  On November 18, 2013, the Defendants moved to dismiss the Amended Complaint in its entirety.  On December 18, 2013, Mr. Stein opposed Defendants’ motion to dismiss.  On January 17, 2014, the Defendants submitted a reply brief in further support of their motion to dismiss.  On September 30, 2014, the court allowed Defendants’ motion to dismiss and entered judgment on Defendants’ behalf.

On March 15, 2013, Calvin Rector, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Rector v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleged that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 3, 2013, the court consolidated this case with the Stein case discussed above and on September 30, 2014 this case was dismissed in connection with the court’s entry of judgment in the Stein case.

On April 12, 2013, Timothy Kelley, a purported purchaser of our common stock, filed a complaint in the United States District Court for the District of Connecticut against us, our President and Chief Executive Officer and our Chief Financial Officer, Kelley v. Tangoe, Inc., Albert R. Subbloie, Jr. and Gary R. Martino.  The plaintiff alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated under the Exchange Act. The plaintiff sought to represent a class of purchasers of our common stock from December 20, 2011 through September 5, 2012 and alleged that during this period the market price of our common stock was inflated by false or misleading statements principally concerning the results of our business.  On April 26, 2013, the court consolidated the case with the Stein case discussed above and on September 30, 2014 this case was dismissed in connection with the court’s entry of judgment in the Stein case.

Item 1A. Risk Factors

Risks Related to Our Business and Our Industry

We have had a history of losses since our incorporation in February 2000.

We were incorporated in February 2000.  While we had net income of $3.0 million in 2012, $5.0 million in 2013 and $0.3 million for the nine months ended September 30, 2014, we incurred net losses for every fiscal year prior to 2012.  Although we were profitable for 2012, 2013 and the nine months ended September 30, 2014, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.  As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

If the market for connection lifecycle management services does not grow as we expect, our business will be harmed.

The market for connection lifecycle management, or CLM, services is developing, and it is not certain whether these services will achieve market acceptance and sustain high demand. Some businesses have invested substantial personnel and financial resources into developing internal solutions for CLM, so they may not perceive the benefit of our external solution. If businesses do not perceive the benefits of outsourced CLM services, the CLM market may not continue to develop or may develop more slowly than we expect, either of which would reduce our revenue and adversely affect our ability to maintain profitability.

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

•                  the timing and success of implementations for new customers of, and conversions of existing customers to, our invoice and payment processing software and service solutions;

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

Invoice and payment processing revenue is subject to risks that could limit this source of revenue.

A portion of our revenue is derived from our invoice and payment processing software and service solution.  The processes involved in invoice and payment processing are complex and involve third parties, and if these third parties change their policies or practices, these changes could adversely affect our ability to generate revenues from this solution. In addition, where we bundle invoice and payment processing software and services with other software and services, the amount of invoice and payment processing revenue that we generate could affect the market’s view of the overall pricing of our bundle of software and services.

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

As of October 31, 2014, our directors, executive officers and 5% stockholders beneficially owned, in the aggregate, approximately 13.4% of our outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to October 31, 2014, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of October 31, 2014, there were 5,634,382 shares subject to outstanding options and 1,228,720 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on registration statements on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of October 31, 2014, there were 10,000 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)

				$6,711,065
July 1, 2014 - July 31, 2014	70,621	$14.41	70,621	$5,693,688
August 1, 2014 - August 31, 2014	13,800	$13.51	13,800	$5,507,249
September 1, 2014 - September 30, 2014	59,172	$13.45	59,172	$4,711,145
Total	143,593	$13.93	143,593	$4,711,145

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

Tangoe, Inc.

Date: November 10, 2014	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer