Form 10-K
period 2014-12-31
TANGOE INC
filed 2015-03-16
CIK 1182325

Use these links to rapidly review the document

TANGOE, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Based on the closing price of the registrant's common stock on the NASDAQ Global Select Market on the last business day of the registrant's most recently completed second fiscal quarter, which was June 30, 2014, the aggregate market value of its shares held by non-affiliates held on that date was approximately $544,124,667.

         As of March 6, 2015, 38,928,948 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file a definitive proxy statement pursuant to Regulation 14A in connection with its 2015 Annual Meeting of Stockholders. Portions of such proxy statement are incorporated by reference into Part III of this report.

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

 PART I

Item 1.    Business

Overview

        Tangoe is a leading global provider of connection lifecycle management, or CLM, software and services to a wide range of global enterprises and service providers. CLM covers the entire spectrum of an enterprise's connection-based assets and services, such as voice and data services, mobile devices and usage, cloud software, infrastructure and services, machine-to-machine connections, enterprise social and information technology connections, and encompasses the entire lifecycle of these assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, or MDM, real-time telecommunications expense management, or rTEM, invoice processing and payment, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Matrix Solution Suite is a suite of software designed to manage IT expenses and to manage and optimize the complex processes and expenses associated with connection lifecycle management. Our Matrix Solution Suite and related services have historically focused on enterprises' fixed and mobile connections, and related assets, usage, expenses and analytics. We have and continue to enhance and expand our software and service offerings by developing and implementing additional capabilities, including capabilities designed to manage the entire range of an enterprise's IT expenses, and to turn on, track, manage, secure and support various connections in an enterprise's connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections. We refer to our Matrix Solution Suite and related service offerings as Matrix.

        Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize service plans, licenses and contracts based on usage patterns and needs, to manage used and unused connection assets and services, to proactively monitor usage, to conveniently and accurately pay vendors and to prevent bill overages. Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of connection assets and services, and to reduce costs by controlling and allocating connection expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of connection assets and services. Further, our solution allows enterprises to manage their connection assets and services and helps them improve end user productivity.

        Our total revenue increased from $68.5 million in 2010 to $104.9 million in 2011 to $154.5 million in 2012 to $188.9 million in 2013 to $212.5 million in 2014, which is the result of organic growth as well as growth from material acquisitions that we made during 2011 and 2012. We sell our on-demand software and related services primarily on a subscription basis under contracts that typically have terms ranging from 24 to 60 months. Since we began to fully realize the benefits of our recurring revenue model in 2009, our revenue retention rates have been higher than 90%. We measure revenue retention rates by assessing on a dollar basis the recurring technology and services revenue we retain for the same customer and product set in a given period versus the prior year period. We also provide strategic consulting services.

Industry Background and Trends

        An enterprise's connections are critical to nearly every aspect of its operations. In the past, an enterprise's connections were largely fixed, consisting of telephones, lines, circuits, switches and fixed networks. However, connection types have expanded to encompass a growing number of diverse technologies and assets, including Voice over IP, virtual networking, converged voice and data communications, mobile computing, video conferencing, text messaging and mobile devices. These advances in communications technologies and the proliferation of mobile devices have greatly increased the financial and personnel resources required for an enterprise to operate and manage its various connections. We estimate that enterprises globally spend approximately $510 billion annually on their fixed and mobile communications services alone. In addition, enterprises around the globe are now facing significant shifts in the complexity and composition of their network of connections, which has evolved to include larger data pipes, various mobile connections, laptops, smartphones, tablets, cloud infrastructure and applications and social networks.

        Enterprises need to manage an increasing number of vendors, service options and connection points and a growing volume and complexity of contracts and billing arrangements that support these connection points. Inefficient management of these expenses, including overpayments as a result of billing errors, often results in enterprises incurring significant avoidable expenses.

        Enterprises are increasingly seeking solutions to effectively and efficiently manage, control and optimize their expanding connection assets, services, usage and associated expenses. The CLM market provides solutions to help meet this demand. The CLM market consists of the telecommunications expense management, or TEM, market, the managed mobility services, or MMS, market, the enterprise mobility management, or EMM, market, the MDM market and the more general IT expense and connection lifecycle management market. There is currently a large and growing market for CLM.

        A number of trends have increased the demand for CLM solutions as enterprises increasingly seek to control their expanding network of connections and IT expenses:

  •
  Growing Connection Types.  The growing number of connection points into the enterprise now requires that the enterprise turn on, track, manage, secure and support the entire lifecycle of various additional connections, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections and related expenses. This complexity in connection points challenges the management capabilities of many enterprises. The processes, operations and expenses of each connection must be managed in their entirety in order to satisfy the many users across the enterprise, and to ensure that connection solutions conform with business policy, architecture and broader sourcing strategies.

  •
  Rise of Cloud-Based Solutions.  With the continued rise of cloud applications and infrastructure, designed for both personal and enterprise use, IT teams need visibility and control over all applications and infrastructure being used throughout the enterprise in order to control spending, reduce risk, and increase productivity. Enterprises require solutions that provide the assurance that resources allocated to cloud are spent efficiently, allowing them to centrally manage cloud services, infrastructure and expenses, apply automated audits to invoices, gain visibility into hidden charges, identify unused and unknown cloud resources, accurately allocate cloud assets and expenses, eliminate multiple contracts with the same cloud vendors, obtain data to negotiate existing and future cloud contracts and manage multi-currency environments.

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

  •
  Growth of mobility.  Mobile devices such as the Apple iPhone and Apple iPad and devices running on Google Android and Microsoft Windows have become an increasingly significant channel for conducting business. While enterprises are deploying an ever increasing number of mobile devices, employees are also increasingly using corporate applications on their personal mobile devices, a capability commonly referred to as "bring your own device," or BYOD, and the number of business applications that enterprises are providing to both company-owned and employee-owned mobile devices is growing. Employees are also increasingly using applications not provided to them by the enterprise to conduct business, known as "bring your own applications" or BYOA. All of these developments impose significant financial and security burdens on enterprises, require them to rethink their management strategies and create a need for support, logistics and device lifecycle management from onboarding to replacement and end of life.

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

  •
  Globalization of business.  As enterprises become more global, they need to manage their communications assets and services in a centralized fashion across vendors, countries of origin and languages. Employees traveling internationally expect to continue to use their mobile devices, potentially creating significant roaming charges and complicating enterprises' ability to optimize their mobile coverage plans to minimize costs. Moreover, many international agencies have adopted regulations, resulting in the need for in-depth understanding of local rules, policies and practices, in addition to multi-lingual billing support.

        A variety of homegrown and third-party software products and services have been developed to manage communications and other IT assets, services and expenses. Many of these existing solutions lack the necessary functionality, reliability and scalability. Homegrown services are labor-intensive and have limited functionality. Third-party point solutions address only limited aspects of the connection lifecycle and general resource management software is not specialized for connection assets and services. All of these traditional solutions have proven inadequate to address the growing complexity of connection technologies, devices, service offerings and billing arrangements. As a result, enterprises increasingly are seeking a comprehensive CLM solution that can manage all of their IT and connection assets, services and expenses, provide global capabilities and integrate with third-party enterprise systems, including accounts payable, general ledger and human resources software applications.

Our Solution

        We are a leading global provider of CLM software and services. Our on-demand software and related services enable enterprises to manage and optimize the complex processes, expenses and usage policies associated with the complete lifecycle of an enterprise's fixed and mobile connection assets and services. With the continued development of our Matrix Solution Suite, we have added and intend to add software designed to manage additional IT assets and expenses to turn on, track, manage, secure and support various additional connections in an enterprise's connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections.

        As of December 31, 2014, we managed a total of $29.7 billion in annual communications expense, of which $7.5 billion is internationally generated and processed through our 97 global invoice processing centers. Our solution is implemented worldwide, currently providing service coverage in over 180 countries and territories in over 125 currencies with support for more than 2,400 different communications carriers and approximately 2,000 different billing formats. Our Matrix user interface is translated into 18 different languages and our solution supports compliance with the requirements of 63 regulatory committees around the world. Our global operations process 24/7 and we process billing and order transactions from communications carriers that represent over 80% of the global communications marketplace.

        Key benefits of our solution include:

        Comprehensive capabilities.    Our solution manages the complex lifecycle of an enterprise's connection assets and services, including planning and sourcing, historic bill audit, procurement and provisioning, corporate systems integration, inventory and usage management, MDM, rTEM, invoice processing and payment, vendor dispute resolution, expense allocation and accounting, forward and reverse logistics, device replacement, help desk and asset decommissioning and disposal.

        Reduced expenses.    Our solution is designed to provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to proactively monitor usage and prevent bill overages, and to manage used and unused connection assets and services. Our solution provides additional savings through service plan, license or contract optimization, by preventing unauthorized use of fee-based services and by tracking inventory and usage to identify opportunities to consolidate and replace assets and services with more cost-effective alternatives.

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

        Optimized service agreements.    We are able to assist our customers in optimizing their service arrangements and configuring the appropriate service capabilities, rate or fee structures and business terms to meet their overall corporate objectives and needs. To do so, we draw on our extensive experience, our technology, our knowledge of current trends in service contracts and licenses and our familiarity with specific regulatory requirements. We provide these capabilities to customers looking to source new services, negotiate new or existing contracts, or optimize costs and services within existing contracts.

        Improved control and visibility.    Our on-demand software organizes disparate billing, ordering, asset and usage data into a uniform format, allowing our customers to access, query and analyze their connection expense and asset profile information. Improved control of the billing process helps enterprises ensure they pay their bills on time, avoiding late payments and associated service interruptions. Our software provides our customers with improved visibility to allocate costs among their internal business units as well as to analyze usage patterns and costs. Our software also provides customers proactive and predictive mobile usage alerts allowing them to avoid significant mobile bill overages.

        Stronger risk, security and policy management.    Our solution allows our customers to manage the financial, legal and reputational risks associated with unauthorized or unintended use of their connection assets and services. It provides our customers with enhanced device security capabilities, allowing additional control of sensitive data amidst the evolving dynamics of the modern communications environment. Our customers can administer user-specific policies, allowing or restricting access to certain applications or websites for designated classes of employees. Our software also permits enterprises to modify security policies wirelessly, including remotely erasing all data and information from a lost, stolen or unreturned mobile device.

        Ease of adoption and use.    Our on-demand model allows for rapid implementation and adoption of our software. Our software directly interfaces with vendor systems to enable enterprises to quickly transfer billing and order information to and from their vendors without the burden of costly and time-consuming customizations. Our streamlined self-service tools deliver comprehensive capabilities through intuitive, easy-to-use end-user portals. In addition, our software is highly scalable to accommodate the requirements of our customers as they add communications assets and services and is designed to satisfy strict security requirements.

Our Strategy

        Our strategy is to maintain and enhance our position as a leading global provider of CLM solutions. In order to build upon our market and technology leadership, we intend to:

        Extend solution leadership.    We believe that the depth and breadth of our on-demand CLM solution provides us with significant competitive advantages, particularly in addressing the requirements of large enterprises deploying a variety of connection assets and services. We intend to further enhance our service offerings and improve the functionality and performance of our software by continuing to develop and implement additional capabilities and localize our applications for new geographies. In addition, with the continued development of our Matrix Solution Suite, we have added and plan to continue to add software and features designed to manage all IT expenses and to turn on, track, manage, secure and support various connections in an enterprise's connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections.

        Broaden existing customer relationships.    We plan to leverage our historically high levels of customer satisfaction to increase the connection assets, expenses and services managed by our solution and to cross-sell additional functionality. For example, as its connection infrastructure grows and as we continue to expand our Matrix Solution Suite, a customer may increase the scope of its use of our solution to cover an increased volume and variety of IT expenses and connection points such as mobile devices and service contracts, cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections, and also adopt our MDM solutions to obtain additional control over its mobile connections infrastructure.

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

        Leverage strategic alliances.    We continue to develop strategic alliances that we believe will improve our access to additional markets and customers, while also providing incremental value to our customers. These alliances include large and widely recognized technology providers and outsourcers such as Airwatch, HP, IBM, MobileIron, SAP, Xerox Corporation (ACS) and UXC as well as consulting firms having specific presence, brand and value in particular geographic regions such as Advocate, Insight Enterprises, LinkSource Technologies, Liquid Networks, Mobile IT, Mobilit, Profit Enhancement Services, Simplify Corp., Torch and XCUTE BV. We intend to invest in and leverage our existing strategic relationships, package specific alliance solution offerings and build new relationships in order to complement our direct selling efforts and extend our market reach.

        Deliver value to and leverage global carriers.    Global carriers continually strive to reduce customer attrition, improve customer experience, deliver more value and expand revenue. Our solution helps carriers address these needs and we have seen increasing demand from the carrier market. We believe carriers see opportunity for white-labeling and reselling our solutions to their consumer and enterprise clients, as well as utilizing our solution to provide unique billing aggregation solutions to large strategic clients. We intend to invest in new relationships and leverage existing relationships with AT&T, Bell Mobility, Lime, MTN, Orange Business Services (OBS), Rogers Communications, Telefonica S.A., TMobile, Telstra and Verizon.

        Pursue strategic acquisitions.    Though it is not part of our current core strategy, we may selectively pursue acquisitions of, or investments in, businesses, services and technologies in an opportunistic manner in order to expand the functionality of our solution, provide access to new markets or customers, and otherwise complement our existing operations.

Software and Services

  Matrix Solution Suite

        The core of our solution is our Matrix Solution Suite, which is an on-demand suite of software designed to manage and optimize the complex processes and expenses associated with the complete lifecycle of an enterprise's connection assets and services. We have and continue to enhance and expand our software and service offerings by developing and implementing capabilities, including capabilities designed to manage the entire range of an enterprise's IT expenses and to turn on, track, manage, secure and support various connections in an enterprise's connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections. In addition to offering our Matrix Solution Suite on an on-demand basis, our customers can also engage us through our client service group to manage their connection assets and services using a combination of the Matrix Solution Suite and our client services. The services we offer include planning and sourcing, historic bill audit, procurement and provisioning, corporate systems integration, inventory and usage management, MDM, rTEM, invoice processing and payment, dispute resolution, expense allocation and accounting, forward and reverse logistics, device replacement, help desk and asset decommissioning and disposal.

        A critical component of the Matrix Solution Suite is our data management technology, which provides the key process automation and integration capabilities necessary for efficient, consolidated data management in the CLM environment. Our data management technology processes and normalizes vendor billing and order-related information for our customers. The Matrix Solution Suite also integrates with our customers' critical third-party enterprise systems, including enterprise resource planning, accounts payable, general ledger and human resources systems, which enables automated, real-time access to and synchronization with employee, accounting, user access authentication and security policy information. The Matrix Solution Suite enables previously disparate, yet highly related, processes and information to be both unified and centralized, resulting in significant operational benefits and cost savings.

        The Matrix Solution Suite implements the baseline policies that govern internal and external enterprise connection interactions. Internal policy, vendor contracts, security and business processing rules provide the basis for enterprises to enforce system and user behavior so that they remain in compliance with enterprise standards and regulations. The Matrix Solution Suite also provides our customers with comprehensive business intelligence, including historical, trend and predictive analytics, dashboards and reporting capabilities. Information is provided in real-time with flexible views of activity for all aspects and stages of the connection lifecycle.

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

  Asset Management

        The Asset Management components of the Matrix Solution Suite provide full asset procurement, provisioning, tracking and disposal capabilities for fixed and mobile connection assets and services. The Asset Management components track and audit all add, move, change or disconnect service transaction orders and manage all customer assets and services by location, business unit and employee. Our MDM solutions allow our customers to manage and maintain their mobile inventory with wireless, real-time monitoring and remote update functions. Key capabilities of the Asset Management components of the Matrix Solution Suite include:

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

        Our strategic consulting services offerings include:

  •
  Sourcing.  We assist our customers with reviewing and negotiating contracts with communications carriers and other vendors. Many of our consultants have past employment experience with major communications carriers and a broad and deep knowledge of the various communications service plans and contracts currently available.

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

  •
  Cloud advisory service.  We can assess our customers' cloud environments to help them make decisions around current and future investments, control costs and minimize risks.

        We also offer standard implementation services, including data conversion, system configuration, process review and corporate system integration, to assist our customers in the setup and deployment of the Matrix Solution Suite.

Technology

        Our on-demand Matrix Solution Suite is designed to be accessible, scalable and secure. Our customers access our software through a standard web browser without requiring any changes in their network or information technology infrastructures. Our applications are highly scalable to accommodate the requirements of our customers as they grow or add connection assets, services and users. The Matrix Solution Suite is also designed to satisfy strict security requirements. We use advanced security technologies and protocols to provide security for the data that is transmitted and transactions that are processed through our software. In addition, our technology segregates each customer's data to ensure that there is no comingling of confidential information. We also provide our customers with the ability to set extensive rules and permissions within their enterprises. The Matrix Solution Suite is also deployable on a customer's premises or as a dedicated hosted solution in our data centers to meet their specific information technology or business requirements. Currently a small minority of fixed telecom expense management customers and all MDM customers use our solutions as either a dedicated hosted or on-premise solution. Our data management middleware technology provides the key process automation and integration capabilities necessary for efficient consolidated data management in the CLM environment. Using our data management technology, the Matrix Solution Suite processes and normalizes the high volumes of disparate billing and ordering data from the legacy systems of hundreds of vendors globally into standardized, actionable information. Our flexible and scalable data management technology allows us to provide highly leveraged services to manage this information, removing significant processing complexity and maintenance responsibilities from our customers. Our data management technology and standard system interfaces provide bi-directional data processing transfer and integration with third-party service and equipment providers. The technology also integrates with third-party enterprise accounting and human resource systems to provide a closed-looped environment within existing enterprise systems.

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

        During 2014, we continued to expand our global sales and marketing resources and programs, including modified programs specifically targeted at local markets and needs, complemented by in-region sales personnel. This on-going expansion included additional personnel and programs throughout Europe, Asia Pacific and Latin America.

        We actively communicate with our existing customers to enhance customer satisfaction, gain input for future product strategy and promote the adoption of additional software and services throughout the year, including through our Tangoe User Group.

Strategic Alliances

        In addition to our direct sales force, we have an indirect distribution channel consisting of strategic alliances. Our strategic alliance partners span a range of categories including value-added resellers, systems integrators, telecommunications providers, communications alliances, consulting firms, technology service providers, business process outsourcers and independent software providers including companies such as Airwatch, Advocate, AT&T, Bell Mobility, IBM, LinkSource Technologies, MobiliseIT, MobileIron, Orange Business Services, Rogers Communications, SAP and Xerox Corporation (ACS). By taking advantage of the existing relationships, customer bases and geographic proximities of our strategic alliance partners, we are able to market our solution to additional markets and prospective customers.

        Our strategic alliance partners are typically responsible for lead generation, sales cycle execution and ongoing management of the end customer accounts. In some cases, our strategic alliance partners also provide implementation, operational and value-added consulting services related to our solution, which are typically branded as being provided by the specific partner.

Customers

        As of December 31, 2014, approximately 1,100 recurring revenue customers were using our software or services. We consider each independent division or subsidiary of a larger enterprise to be a separate customer due to the fact that each division or subsidiary typically involves a separate sales cycle and contractual relationship. Our customers range from large global, multi-location companies with more than 350,000 employees to single-location companies with as few as 150 employees. For the years ended December 31, 2012, 2013 and 2014, no single end customer or strategic alliance partner accounted for more than 10% of our total revenue.

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

  •
  expanded capabilities in cloud software and infrastructure asset, expense and usage management;

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

  •
  expansion of MDM capabilities and integration of our platform with other providers' MDM software;

  •
  enhanced real-time expense management solutions; and

  •
  enhanced integration middleware architecture.

        We work closely with our customers while developing our software and services and are responsive to their feedback throughout the process. Our customers provide extensive input regarding a wide variety of user experiences, including through our Tangoe User Group and Customer Solution Groups which we then incorporate into our software and services. Our research and development personnel regularly assist our service and support personnel to address customer inquiries, which creates another mechanism for feedback into the development process.

        Our development teams are comprised of both domestic and international employees and independent contractors. We have built the Matrix Solution Suite utilizing commercially available software, including Microsoft, MuleSoft, Oracle, Red Hat and SAP.

        Our research and development expenses were $16.7 million, $19.6 million and $22.6 million for 2012, 2013 and 2014, respectively.

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

  •
  Large independent software vendors offering MDM and EMM capabilities such as Cisco (which purchased Meraki) and Good Technology (which purchased BoxTone);

  •
  Independent software vendors offering cloud expense management solutions such as Aptio, Cloudability, Cloudyn, Cloud Cruiser and Cloud Checker;

  •
  Independent TEM, MDM, EMM and MMS providers including Calero (which was formed from a merger of Veramark, Movero and Paetec's Pinnacle business), MDSL and Telesoft; and

  •
  Solutions developed internally by enterprises.

        We compete with technology providers and outsourced service providers selling a range of TEM, MDM, EMM, MMS and cloud expense management solutions. Many of our competitors focus on limited or specialized capabilities in one or more aspects of our overall solution such as either fixed or mobile communications, single devices or operating systems, mobile device monitoring, invoice processing, asset procurement, inventory management, bill auditing or contract sourcing, or specific geographic regions. We believe that we are able to compete successfully with these vendors due to our comprehensive, integrated solution, our proven ability to successfully manage large, complex implementations, our global operations, our scalable software that effectively and efficiently handles large volumes of complex transactions, our ability to rapidly deliver cost-effective benefits to our customers, our ability to innovate and continuously provide additional value-add solutions and our flexibility to meet our customers' complex CLM business challenges.

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

Intellectual Property

        Our intellectual property rights are important to our business. We rely on a combination of patent, copyright, trademark, servicemark, trade secret and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We have twenty-two issued U.S. patents with expiration dates ranging from 2021 to 2032, have filed applications for an additional thirteen U.S. patents and have filed eleven additional patent applications in foreign jurisdictions.

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

Employees

        As of December 31, 2014, we had 2,339 full-time employees, of which 716 were in expense management—invoice processing and payment, 235 were in account management, 199 were in help desk services, 169 were in asset management—provisioning, 127 were in implementation, 68 were in dispute management—bill audit, 172 were in sales and marketing, 73 were in strategic consulting, 435 were in research and development and 145 were in general and administration. Of the 2,339 full-time employees, 1,312 were employed in North America, 851 in Asia Pacific region, 161 in Europe and 15 in the Latin American region. None of our employees are represented by labor unions or covered by collective bargaining agreements, except for our subsidiary in Brazil which employs 15 employees, and was required to register as an employer with a Brazilian labor union. Our registration with the union is mandatory under Brazilian law and results in an annual collective bargaining convention that is entered into between our employers' union and applicable employee unions, setting forth minimum terms to be incorporated into our employment relationship, policies and individual employment agreements with our employees in Brazil. We consider our relationship with our employees to be good.

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

        We were incorporated in February 2000. While we had net income of $3.0 million in 2012, $5.0 million in 2013 and $2.9 million in 2014, we incurred net losses for every fiscal year prior to 2012. Although we were profitable for 2012, 2013 and 2014, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business. As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

  •
  the timing and success of implementations for new customers of, and conversions of existing customers to, our invoice and payment processing software and service solution;

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

        A portion of our revenue is derived from our invoice and payment processing software and service solution. The processes involved in invoice and payment processing are complex and involve third parties, and if these third parties change their policies or practices, these changes could adversely affect our ability to generate revenues from this solution. In addition, where we bundle invoice and payment processing software and services with other software and services, the amount of invoice and payment processing revenue that we generate could affect the market's view of the overall pricing of our bundle of software and services.

We are currently migrating to our platforms the customers of several businesses that we recently acquired and we may in the future expand by acquiring or investing in other businesses, which may divert our management's attention and consume resources that are necessary to sustain our business.

        We are currently migrating the customers of HCL-EMS, ProfitLine and Symphony's TEM Business, which we acquired during 2011 and 2012. While to date we have successfully migrated a number of these customers, there can be no assurance that we will complete the migration in a timely manner or at all and the cost of such migration may be more significant than we have estimated. Our business strategy includes the potential future acquisition of, or investment in, complementary businesses, services or technologies. These acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company's technology or services do not easily integrate with ours or we have difficulty retaining the acquired company's customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

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

        We increased our number of full-time employees from 541 at December 31, 2010, to 1,004 at December 31, 2011, to 1,383 at December 31, 2012, to 2,059 at December 31, 2013 and to 2,339 at December 31, 2014, and our total revenue from $68.5 million in 2010, to $104.9 million in 2011, to $154.5 million in 2012, to $188.9 million in 2013 and to $212.5 in 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing and managing a global organization and a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively.

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

        Our future financial performance and revenue growth depend upon the successful development, introduction and customer acceptance of new and enhanced versions of our software and service offerings, including enhancements to Matrix to address additional connection types such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections. We are continually seeking to develop and acquire enhancements to our solution as well as new offerings to supplement our existing solution and we are subject to all of the risks inherent in the development and integration of new technologies, including unanticipated performance, stability, and compatibility problems, any of which could result in material delays in introduction and acceptance, significantly increased costs, adverse publicity and loss of sales. If we are unable to deliver new solutions or upgrades or other enhancements to our existing solution on a timely and cost-effective basis, our business will be harmed.

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

        In the processing of communications transactions, we receive, transmit and store a large volume of sensitive customer information, including call records, billing records, contractual terms, and financial and payment information, including credit card information, and we have entered into contractual obligations to maintain the confidentiality of certain of this information. Any person who circumvents our security measures could steal proprietary or confidential customer information or cause interruptions in our operations and any such lapse in security could expose us to litigation, substantial contractual liabilities and loss of customers or damage to our reputation or could otherwise harm our business. We incur significant costs to protect against security breaches and may incur significant additional costs to alleviate problems caused by any breaches. In addition, if we are required to disclose any of this sensitive customer information to governmental authorities, that disclosure could expose us to a risk of losing customers or could otherwise harm our business.

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

        If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection. We have twenty-two issued patents and twenty-four patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have. In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

        As of March 6, 2015, our directors, executive officers and their affiliates beneficially owned, in the aggregate, approximately 11.9% of our outstanding common stock. As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

        The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to March 6, 2015, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

        In addition, as of March 6, 2015, there were 5,409,235 shares subject to outstanding options and 1,710,782 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on registration statements on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of March 6, 2015, there were 10,000 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$16.50	$11.68
Second Quarter	$16.38	$11.70
Third Quarter	$24.60	$14.75
Fourth Quarter	$26.05	$14.26

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$20.08	$16.21
Second Quarter	$19.12	$11.33
Third Quarter	$15.27	$12.71
Fourth Quarter	$15.13	$11.35

Holders

        At March 6, 2015, there were 73 holders of record of our common stock.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

        The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

Period	(a) Total Number of Shares Purchased(1)(2)	(b) Average Price Paid per Share(3)	(c) Total Number of Shares Purchased as Part of Publicly Announced Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Program(1)(2)
October 1, 2014 - October 31, 2014	—	$—	—	$4,711,145
November 1, 2014 - November 30, 2014	189,498	$12.75	189,498	$2,295,770
December 1, 2014 - December 31, 2014	117,101	$12.81	117,101	$28,500,007

Total	306,599	$12.77	306,599	$28,500,007

(1)
On November 28, 2012, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $20 million of our outstanding common stock on the open market or in privately negotiated transactions.

(2)
On November 25, 2014, we announced that our board of directors had authorized another share repurchase program under which we may repurchase up to $30 million of our outstanding common stock on the open market or in privately negotiated transactions. The $30 million includes $2.3 million of unused funds from the original $20 million share repurchase program mentioned previously.

(3)
The Average Price Paid per Share includes broker commissions.

Performance Graph

        The following graph compares the relative performance of our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index. This graph covers the period from July 27, 2011 (date of the listing of our common stock on the NASDAQ Global Market in connection with our initial public offering) through December 31, 2014. The graph assumes the investment of $100.00 on July 27, 2011 in our common stock, the NASDAQ Composite Index and the NASDAQ Computer & Data Processing Index, and assumes any dividends are reinvested.

COMPARISON OF 41 MONTH CUMULATIVE TOTAL RETURN*
Among Tangoe, Inc., the NASDAQ Composite Index
and the NASDAQ Computer & Data Processing Index

*
$100 invested on 7/27/11 in stock or 7/31/11 in index, including reinvestment of dividends. Fiscal year ending December 31.

Company/Index	7/27/11	12/31/11	06/30/12	12/31/12	6/30/13	12/31/13	06/30/14	12/31/14
Tangoe, Inc.	$100.00	$132.19	$182.92	$101.89	$132.45	$154.59	$129.27	$111.85
NASDAQ Composite	100.00	92.31	106.75	107.77	127.69	158.44	168.59	181.19
NASDAQ Computer & Data Processing	100.00	94.96	105.59	108.80	123.26	157.39	168.04	182.29

Item 6.    Selected Financial Data

        The following tables summarize our consolidated financial data for the periods presented. You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes appearing in Part II, Item 8 of this Annual Report on Form 10-K, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in Part II, Item 7 of this Annual Report on Form 10-K and the other financial information appearing elsewhere in this Annual Report on Form 10-K. We have derived the statement of operations data for the years ended December 31, 2012, 2013 and 2014 and the balance sheet data as of December 31, 2013 and 2014 from our audited consolidated financial statements, which are included in this Annual Report on Form 10-K. We have derived the statement of operations data for the year ended December 31, 2010 and 2011 and balance sheet data as of December 31, 2010, 2011 and 2012 from our audited financial statements not included in this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(dollars in thousands, except per share amounts)
Revenue:
Recurring technology and services	$57,703	$93,671	$137,979	$168,484	$189,467
Strategic consulting, software licenses and other	10,771	11,270	16,533	20,430	23,009

Total revenue	68,474	104,941	154,512	188,914	212,476

Cost of revenue:
Recurring technology and services	26,349	44,814	63,976	76,228	88,510
Strategic consulting, software licenses and other	3,874	5,165	6,627	8,750	8,954

Total cost of revenue(1)	30,223	49,979	70,603	84,978	97,464

Gross profit	38,251	54,962	83,909	103,936	115,012
Operating expenses:
Sales and marketing(1)	12,281	16,648	24,840	33,382	39,433
General and administrative(1)	11,709	17,777	29,317	34,765	37,963
Research and development(1)	9,321	11,860	16,696	19,570	22,633
Depreciation and amortization	3,529	4,551	8,666	10,452	9,779
Restructuring charge	—	1,549	—	654	—

Income from operations	1,411	2,577	4,390	5,113	5,204
Other income (expense), net:
Interest expense	(2,007)	(3,047)	(943)	(401)	(103)
Interest income	19	45	80	60	35
Other income (expense)	3	—	(9)	1,201	114
Increase in fair value of warrants for redeemable convertible preferred stock	(884)	(1,996)	—	—	—

(Loss) income before income tax provision	(1,458)	(2,421)	3,518	5,973	5,250
Income tax provision	294	534	480	1,011	2,314

Net (loss) income	(1,752)	(2,955)	3,038	4,962	2,936
Preferred dividends	(3,715)	(2,168)	—	—	—
Accretion of redeemable convertible preferred stock	(64)	(37)	—	—	—

(Loss) income applicable to common stockholders	$(5,531)	$(5,160)	$3,038	$4,962	$2,936

(Loss) income per common share:
Basic	$(1.26)	$(0.31)	$0.08	$0.13	$0.08

Diluted	$(1.26)	$(0.31)	$0.08	$0.12	$0.07

Weighted average number of common share:
Basic	4,399	16,412	36,492	37,706	38,642

Diluted	4,399	16,412	39,870	40,472	41,157

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(dollars in thousands, except per share amounts)
Other financial data:
Adjusted EBITDA(2)	$6,894	$12,749	$22,296	$29,684	$33,875

(1)
Includes stock-based compensation as follows:

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(dollars in thousands)
Cost of revenue:
Stock-based compensation	$323	$669	$1,347	$2,108	$3,873
Sales and marketing:
Stock-based compensation	425	1,201	2,133	3,941	5,065
General and administrative:
Stock-based compensation	1,032	1,934	5,105	6,220	6,802
Research and development:
Stock-based compensation	148	176	580	990	2,758

Total stock-based compensation	$1,928	$3,980	$9,165	$13,259	$18,498

Amortization of intangibles:
Acquisition-related intangibles amortization	$2,276	$2,960	$6,669	$8,103	$7,156

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

  •
  securities analysts use Adjusted EBITDA as a supplemental measure to evaluate the overall operating performance of companies; and

  •
  we adopted the authoritative guidance for stock-based payments on January 1, 2006 and recorded stock-based compensation expense of approximately $1,928,000, $3,980,000, $9,165,000, $13,259,000 and $18,498,000 for the years ended December 31, 2010, 2011, 2012, 2013 and 2014, respectively. Prior to January 1, 2006, we accounted for stock-based compensation expense using the intrinsic value method under previously authorized guidance, which did not result in any stock-based compensation expense. By comparing our Adjusted EBITDA in different historical periods, our investors can evaluate our operating results without the additional variations caused by stock-based compensation expense, which is not comparable from year to year due to changes in accounting treatment and is a non-cash expense that is not a key measure of our operations.

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

	Years Ended December 31,
Reconciliation of Adjusted EBITDA to Net (Loss) Income	2010	2011	2012	2013	2014
	(dollars in thousands)
Net (loss) income	$(1,752)	$(2,955)	$3,038	$4,962	$2,936
Interest expense	2,007	3,047	943	401	103
Interest income	(19)	(45)	(80)	(60)	(35)
Income tax provision	294	534	480	1,011	2,314
Depreciation and amortization	3,529	4,551	8,666	10,452	9,779
Amortization of marketing agreement intangible assets	26	92	174	305	493
Amortization of leasehold interest	—	—	(99)	(99)	(99)
Stock-based compensation expense	1,928	3,980	9,165	13,259	18,498
Other (income) expense	(3)	—	9	(1,201)	(114)
Restructuring charge	—	1,549	—	654	—
Increase in fair value of warrants for redeemable convertible preferred stock	884	1,996	—	—	—

Adjusted EBITDA	$6,894	$12,749	$22,296	$29,684	$33,875

Balance sheet data:	2010	2011	2012	2013	2014
	(dollars in thousands)
Cash and cash equivalents	$5,913	$43,407	$50,211	$43,182	$51,279
Accounts receivable, net	14,295	25,311	38,309	43,273	56,948
Working capital (excluding deferred revenue- current portion)(1)	8,591	48,572	47,993	70,560	93,712
Intangible assets	15,785	28,800	44,249	36,637	28,753
Goodwill	17,636	36,266	65,825	65,963	65,348
Total assets	58,744	140,862	207,268	198,844	215,012
Accounts payable and accrued expenses	6,667	13,666	21,163	18,441	19,016
Deferred revenue-current portion	8,304	9,051	9,648	9,063	10,858
Notes payable, including current portion	18,122	16,194	22,574	2,034	1,566
Redeemable convertible preferred stock	61,441	—	—	—	—
Stockholders' (deficit) equity	(42,022)	96,589	148,620	164,012	178,170

(1)
These amounts are derived by taking the working capital of $287 for 2010, $39,521 for 2011, $38,345 for 2012, $61,497 for 2013 and $82,854 for 2014, and excluding deferred revenue—current portion, which is a non-cash obligation.

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

Overview

        Tangoe is a leading global provider of connection lifecycle management, or CLM, software and services to a wide range of global enterprises and service providers. CLM covers the entire spectrum of an enterprise's connection-based assets and services, such as voice and data services, mobile devices and usage, cloud software, infrastructure and services, machine-to-machine connections, enterprise social and information technology connections, and encompasses the entire lifecycle of these assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, or MDM, real-time telecommunications expense management, or rTEM, invoice processing and payment, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Matrix Solution Suite is a suite of software designed to manage IT expenses and to manage and optimize the complex processes and expenses associated with this connection lifecycle management. Our Matrix Solution Suite and related services have historically focused on enterprises' fixed and mobile connections, and related assets, usage, expenses and analytics. We have and continue to enhance and expand our software and service offerings by developing and implementing additional capabilities, including capabilities designed to manage the entire range of an enterprise's IT expenses, and to turn on, track, manage, secure and support various connections in an enterprise's connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections. We refer to our Matrix Solution Suite and related service offerings as Matrix.

        Our solution can provide a significant return on investment by enabling an enterprise to identify and resolve billing errors, to optimize service plans, licenses and contracts based on usage patterns and needs, to manage used and unused connection assets and services, to proactively monitor usage, to conveniently and accurately pay vendors and to prevent bill overages. Our solution allows enterprises to improve the productivity of their employees by automating the provisioning of connection assets and services, and to reduce costs by controlling and allocating connection expenses. It also allows enterprises to enforce regulatory requirements and internal policies governing the use of connection assets and services. Further, our solution allows enterprises to manage their connection assets and services and helps them improve end user productivity.

        We designed our business model to sell recurring technology and services leveraging our Matrix Solution Suite. We review three key business metrics to help us monitor the performance of our business model and to identify trends affecting our business. The measures that we believe are the primary indicators of our quarterly and annual performance are as follows:

        Adjusted EBITDA.    We define Adjusted EBITDA as net income (loss) plus interest expense, other expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and restructuring charge less amortization of leasehold interest, interest income and other income. Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure. Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2015. For further discussion regarding Adjusted EBITDA and a reconciliation of Adjusted EBITDA to net (loss) income, see footnote 2 to the "Selected Financial Data" section of this Annual Report on Form 10-K.

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

Acquisitions

        On January 25, 2011, we acquired substantially all of the assets of HCL Expense Management Services Inc., or HCL-EMS, a provider of telecommunications expense management, invoice processing and mobility management solutions, for $3.0 million in cash plus earn-out payments, based on revenues derived from providing selected services to former HCL-EMS customers over the two years following the acquisition as well as transaction costs of approximately $140,000. These transaction costs were expensed as incurred. In May 2012, we agreed with HCL-EMS that the gross amount of the first year earn-out would be $1.9 million, and we paid that amount to HCL-EMS. In April 2013, we agreed with HCL-EMS that the gross amount of second year earn-out would be $1.9 million. In August 2013, we paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter. In September 2014, we paid $0.4 million in satisfaction of the third-party claim that triggered the indemnity matter and the contingent consideration balance was reduced by this amount.

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

        On April 18, 2013, we acquired all of the issued share capital of oneTEM GmbH, or oneTEM, a provider of strategic consulting services based in Germany. The purchase price was approximately €1.5 million, which consisted of €0.9 million in cash paid at the closing and €0.4 million in cash payable on the first anniversary of the closing. In addition, the acquisition consideration includes an earn-out payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods. The earn-out period began with the first full month after the closing and continues for four consecutive 12-month periods. The fair value of the earn-out consideration was valued at €0.2 million, which was estimated by applying the income approach. We paid the full €0.4 million of deferred consideration that was payable on the first anniversary of the closing in April 2014. This payment did not include any amounts related to the earn-out, and no amounts became payable under the earn-out terms for the 12-month period from May 2013 to April 2014. The transaction costs were immaterial and were expensed as incurred.

        We continue to migrate to our platforms some of the customers of the businesses that we acquired during 2011 and 2012. While, to date, we have successfully migrated a number of these customers, there can be no assurance that we will complete these migrations in a timely manner or at all and the cost of these migrations may be more significant than we have estimated. We may pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

Sources of Revenue

        Recurring technology and services revenue.    We derive our recurring technology and services revenue primarily from subscriptions and services related to our Matrix Solution Suite. We recognize revenue for software and related services when all of the following conditions are met: (a) there is persuasive evidence of an arrangement; (b) the service has been provided to the customer; (c) the collection of the contracted fee is probable; and (d) the amount of the fees to be paid by the customer or partner is fixed or determinable. These services include help desk, asset procurement and provisioning, and carrier dispute resolution. The recurring technology and services revenue is recognized ratably over the contract term.

        We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months. Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers. Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide. Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services. We also derive recurring technology and services revenue from payment processing through MxPay, our bill pay solution. As of December 31, 2014, we managed a total of approximately $29.8 billion in annual communications expense as compared to approximately $27.5 billion in annual communications expense as of December 31, 2013. Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded. Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period. Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

        Strategic consulting, software licenses and other revenue.    In addition to our subscription fees, revenue is generated to a lesser extent by strategic consulting, software licenses, mobile device activation fees and sales of telecommunication accessories. Strategic consulting consists primarily of fees charged for contract negotiations and bill audits. Contract negotiation fees include both fixed project fees and incentive fees driven by the amount of savings that we are able to generate over the customer's existing communications rates. These fees are recognized when fixed or determinable, usually when the customer and carrier execute the contract. Bill audit fees are driven by the amount of savings that we are able to generate by reviewing current and prior communications invoices against the customer's existing contracts. These fees are recognized when fixed or determinable, usually when the savings have been calculated and documented in our Matrix Solutions Suite.

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

        We expect our strategic consulting, software licenses and other revenue to increase in absolute dollars and remain relatively constant as a percentage of total revenue.

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

        As of December 31, 2014, we had U.S. federal net operating loss carryforwards of approximately $30.5 million, which, if unused, expire from 2022 to 2032. In addition to this amount, we have approximately $44.7 million of federal income tax loss carryforwards resulting from tax deductions related to stock options awarded to employees, which will be realized only when these deductions reduce income taxes payable. We also have U.S. federal research and development tax credit carryforwards of approximately $3.8 million, which expire through 2032. We have engaged in several transactions since our inception that have resulted in a change in control as defined by Sections 382 and 383 of the Internal Revenue Code, which limits our ability to utilize these net operating loss and tax credit carryforwards in the future. As of December 31, 2014, $25.2 million of our net operating loss and tax credit carryforwards were so limited. At December 31, 2014, we had a valuation allowance against the full amount of our deferred tax assets, as management believes it is uncertain that they will be fully realized. If we determine in the future that we will be able to realize all or a portion of our net operating loss or tax credit carryforwards, an adjustment to our recorded valuation allowance would increase net income in the period in which we make such a determination.

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

        Revenue recognition—Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of our solution to manage our customers' communications expenses. Strategic consulting, software licenses and other revenue consists of fees for contract negotiations, bill audits, sale of mobile telecommunication accessories, professional services and perpetual software licenses. We recognize revenue when persuasive evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured and delivery or performance of service has occurred.

        Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees and hosting fees are recognized ratably over the term of the period of service. The subscription-based services we provide include help desk, asset procurement and provisioning and carrier dispute resolution. We follow the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-10-S99, Revenue Recognition, and ASC 605-25, Revenue Recognition with Multiple-Element Arrangements. When contracts contain multiple elements, we evaluate each element in the contract to determine whether it represents a separate unit of accounting. In order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. We use vendor-specific objective evidence, or VSOE, of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, if it exists. If VSOE of selling price is not available, third-party evidence, or TPE, of selling price is used to establish the selling price, if it exists. If VSOE of selling price and TPE of selling price are not available, the best estimate of selling price, or BESP, is used. We determine the BESP for a product or service by considering multiple factors including, but not limited to, integration of project offerings, volume and location of telecommunication spend to be managed and discounting practices.

        We have determined that implementation fees associated with recurring technology and services engagements do not have stand-alone value and therefore do not represent a separate unit of accounting. As such, they are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life calculated on a per-customer basis, and we recognize implementation fees ratably over this period.

        Software license fees consist of fees paid for a perpetual license agreement for our technology, which are recognized in accordance with ASC 985-605, Software Revenue Recognition. VSOE for maintenance and support is established by a stated renewal rate included in the license arrangement or rates charged in stand-alone sales of maintenance and support. If software maintenance fees are provided for in the license fee or at a discount pursuant to a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance revenue based on the value established by independent sales of such maintenance services to customers.

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

        In accordance with ASC 985-605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, we classify reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2012, 2013 and 2014, reimbursed expenses of $0.2 million, $0.1 million and $0.1 million, respectively, were included in revenue.

        Purchase accounting.    We have accounted for all of our acquisitions using the purchase method of accounting for acquisitions. As a result, the purchase price for each of the transactions has been allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. We applied significant judgment and estimates in determining the fair values of the assets acquired and their useful lives. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment annually and more frequently if certain events occur. In the process of our annual impairment review, we use the step zero approach, which includes a qualitative evaluation of information to determine if it is more than 50% likely that the fair value of our intangible assets is less than its carrying value. Significant management judgment is required in the forecasts of future operating results that are used in the discounted cash flow method of valuation.

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

        Impairment of goodwill.    Goodwill acquired in acquisition of a business is accounted for based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis as of December 31, and, when specific circumstances dictate, between annual tests. We have one reporting unit. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value in determining if the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the years ended December 31, 2013 and 2014.

        Impairment of other long-lived assets.    Purchased-intangible assets are accounted for based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight line, ranging from two to ten years. We perform a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than we had originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess the recoverability of purchased-intangible assets by comparing the future undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, we accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2013 and 2014.

        Stock-based compensation.    We follow ASC 718, Share-Based Payment for recording stock-based compensation. ASC 718 supersedes Accounting Principles Board No. 25, Accounting for Stock Issued to Employees, and related interpretations. ASC 718 requires all stock-based compensation to employees, including grants of employee stock options, restricted stock units and common stock, to be valued at fair value on the date of grant, and to be expensed over the applicable service period. The fair value of a restricted stock unit award is determined based on the closing price of our stock price at the date of grant. We estimate the fair value of stock options using the Black-Scholes valuation model. Determining the fair value of stock-based awards requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. We did not grant any stock options in 2014. The assumptions used in calculating the fair value of stock option awards granted in 2012 and 2013 are set forth below:

	2012	2013
Expected dividend yield	0%	0%
Risk-free interest rate	0.79% to 1.16%	1.04% to 1.86%
Expected term (in years)	5.5 - 6.1 years	5.7 - 6.1 years
Expected volatility	58.09% - 59.92%	56.34% - 56.84%

        The assumptions used in determining the fair value of stock option awards represent management's best estimates, but these estimates involve inherent uncertainties and the application of management's judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each stock option grant is based on a U.S. Treasury instrument with a term similar to the expected term of the stock option award. The expected term of stock options has been estimated utilizing the vesting period of the stock option, the contractual life of the stock option and our stock option exercise history. Because there had been no public market for our common stock prior to our initial public offering, we believe that we have insufficient data from our limited public trading history to appropriately utilize company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on that of publicly traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly traded stock price. Also, ASC 718 requires that we recognize stock-based compensation expense for only the portion of stock options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options upon the adoption of ASC 718 based on our historical forfeiture rate and used these rates in developing a future forfeiture rate. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to stock-based compensation expense may be required in future periods.

        Common Stock Warrant.    We accounted for the shares of common stock issuable upon exercise of a warrant that we issued to IBM in accordance with ASC 505, Equity-Based Payments to Non-Employee. We issued the warrant to IBM in connection with the entry into a five-year strategic relationship agreement. Under the terms of the agreement, certain shares of common stock underlying the warrant vested at the time the agreement was signed, which we valued using the Black-Scholes valuation model at the time of the signing of the agreement and recorded the amount to equity and to intangible assets. Additional shares of common stock underlying the warrant were set to vest based on the achievement of specified contractual billing thresholds over a three-year period. In June 2011, we amended the terms of the warrant to change the number of shares that were subject to vesting and the thresholds for achieving vesting. Under the terms of the amendment, certain shares of common stock underlying the warrant vested at the time the amendment was signed. These shares were valued using the Black-Scholes valuation model based on inputs as of the time of the signing of the amendment. Additional shares of common stock underlying the warrant were set to vest based on the achievement of specified contractual annual recurring revenue thresholds over a period from June 8, 2011 to June 30, 2012. As of June 30, 2012, the vesting terms of the amended agreement expired with IBM earning no additional warrant shares. As a result, no further warrants shares are issuable under this warrant agreement. In the first quarter of 2010, we began to amortize the asset, with the related charge recorded as contra-revenue. The related charge to revenue was in proportion to the total expected revenue from the agreement.

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

        We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. At December 31, 2014, we had a full valuation allowance against substantially all our deferred tax assets. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

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

	Years Ended December 31,
(in thousands, except percentages)	2012	2013	2014
Revenue:
Recurring technology and services	$137,979	$168,484	$189,467
Strategic consulting, software licenses and other	16,533	20,430	23,009

Total revenue	154,512	188,914	212,476

Cost of revenue:
Recurring technology and services	63,976	76,228	88,510
Strategic consulting, software licenses and other	6,627	8,750	8,954

Total cost of revenue(1)	70,603	84,978	97,464

Gross profit	83,909	103,936	115,012
Operating expense:
Sales and marketing(1)	24,840	33,382	39,433
General and administrative(1)	29,317	34,765	37,963
Research and development(1)	16,696	19,570	22,633
Depreciation and amortization	8,666	10,452	9,779
Restructuring charge	—	654	—

Income from operations	4,390	5,113	5,204
Other income (expense), net:
Interest expense	(943)	(401)	(103)
Interest income	80	60	35
Other (expense) income	(9)	1,201	114

Income before income tax provision	3,518	5,973	5,250
Income tax provision	480	1,011	2,314

Net income	$3,038	$4,962	$2,936

(1)
Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$1,347	$2,108	$3,873
Sales and marketing	2,133	3,941	5,065
General and administrative	5,105	6,220	6,802
Research and development	580	990	2,758

	$9,165	$13,259	$18,498

Years Ended December 31, 2013 and 2014

  Revenue

        The following table presents our components of revenue for the periods presented:

	Years Ended December 31,		Increase
(in thousands, except percentages)	2013	2014	$	%
Recurring technology and services	$168,484	$189,467	$20,983	12%
Strategic consulting, software licenses and other	20,430	23,009	2,579	13%

Total revenue	$188,914	$212,476	$23,562	12%

        Our recurring technology and services revenue increased $21.0 million, or 12%, for the year ended December 31, 2014 as compared to the prior year. This increase was primarily attributable to $26.6 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition. The increase was driven in part by a 17% increase in our total number of recurring revenue customers to 795 as of December 31, 2014, which amount excludes 288 acquisition customers for total recurring revenue customers of 1,083 as of December 31, 2014, an increase from 677 as of December 31, 2013, which amount excludes 332 acquisition customers for total recurring revenue customers of 1,009 as of December 31, 2013. This increase in revenue was partially offset by a $5.6 million decrease for the year ended December 31, 2014, as compared to the same period in 2013, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $50.4 million for the year ended December 31, 2014 from $56.0 million for the year ended December 31, 2013, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services. This decrease was principally attributable to normal and customary attrition in acquisition customers. Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement. We recorded $305,000 and $493,000 of amortization as a contra-revenue charge during the years ended December 31, 2013 and 2014, respectively, related to the warrant.

        Our strategic consulting, software licenses and other revenue increased $2.6 million, or 13%, for the year ended December 31, 2014 as compared to the prior year, primarily due to increases in strategic sourcing and consulting revenue of $2.4 million and mobile telecommunication accessories sales revenue of $0.5 million. These increases were slightly offset by decreases in other revenue of $0.3 million and software license fees revenue of $0.1 million.

  Cost of Revenue and Gross Profit

        The following table presents our cost of revenue and gross profit for the periods presented:

	Years Ended December 31,		Increase
(in thousands, except percentages)	2013	2014	$	%
Recurring technology and services	$76,228	$88,510	$12,282	16%
Strategic consulting, software licenses and other	8,750	8,954	204	2%

Total cost of revenue	$84,978	$97,464	$12,486	15%

Gross profit	$103,936	$115,012	$11,076	11%

Gross margin	55%	54%

        Our recurring technology and services cost of revenue increased $12.3 million for the year ended December 31, 2014 as compared to the prior year. This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $10.0 million, including an increase in stock-based compensation of $1.8 million, as well as increases of $1.3 million in other infrastructure costs and $1.0 million in one-time costs associated with invoice payment processing. The increases in personnel-related costs, other infrastructure costs and invoice payment processing costs were primarily attributable to providing support for customer growth in our recurring technology and services business. The increase in stock-based compensation was related to the stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period.

        Our strategic consulting, software licenses and other cost of revenue increased $0.2 million for the year ended December 31, 2014 as compared to the prior year as a result of an increase in the costs associated with our sales of mobile telecommunications accessories as a result of increased sales volume.

        As a percentage of revenue, gross profit decreased to 54% for the year ended December 31, 2014 as compared to 55% for the prior year. This decrease in gross margin was primarily due to the increase in stock-based compensation expense mentioned above and the one-time costs associated with invoice payment processing. The $11.1 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

  Operating Expense

        The following table presents our components of operating expense for the periods presented:

	Years Ended December 31,
	2013		2014		Increase (decrease)
		% of Revenue		% of Revenue
(in thousands, except percentages)	Amount		Amount		$	%
Sales and marketing	$33,382	18%	$39,433	19%	$6,051	18%
General and administrative	34,765	18%	37,963	18%	3,198	9%
Research and development	19,570	10%	22,633	11%	3,063	16%
Depreciation and amortization	10,452	6%	9,779	5%	(673)	–6%
Restructuring charge	654	0%	—	0%	(654)	*

Total operating expense	$98,823	52%	$109,808	52%	$10,985	11%

*
Not meaningful

        Sales and marketing expense.    Our sales and marketing expense increased $6.1 million for the year ended December 31, 2014 as compared to the prior year, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $5.5 million, including increased employee compensation and benefits of $4.4 million and stock-based compensation expense of $1.1 million. The increases in employee compensation and benefits and stock-based compensation were due to increases in the number of global direct and indirect sales force employees to accommodate growth in sales opportunities and the grant of stock-based equity awards with shorter vesting periods than in the same period in 2013 resulting in a greater portion of the associated expense being recognized during the period. Our sales and marketing expense also increased as a result of an increase in outside marketing expense of $0.5 million, primarily as a result of increases in lead generation activities for new and existing geographies and customers, and an increase in travel and other sales and marketing expenses of $0.1 million, as a result of the increased headcount.

        General and administrative expense.    Our general and administrative expense increased $3.2 million for the year ended December 31, 2014 as compared to the prior year, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.7 million, including increased employee compensation and benefits of $1.2 million as a result of increased headcount and stock-based compensation expense of $0.6 million as a result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period partially offset by a decrease in outside third-party contractor costs of $0.1 million. Our general and administrative expense also increased as a result of increases in facility and overhead costs of $0.6 million, primarily attributable to the rent and overhead costs associated with additional facilities, technology data center co-location costs of $0.5 million and other general and administrative costs of $0.4 million, related to increases in foreign currency translation costs, miscellaneous licenses and taxes, office supplies and corporate insurance.

        Research and development expense.    Our research and development expense increased $3.1 million for the year ended December 31, 2014 as compared to the prior year, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $2.9 million, including increased employee compensation and benefits of $2.4 million, as a result of increased headcount related to our Matrix initiative to enhance the functionality of our products and improve our ability to scale for increased demand, and stock-based compensation expense of $1.8 million, as result of stock-based equity awards granted in 2014 having shorter vesting periods than those granted in 2013 resulting in a greater portion of the associated expense being recognized during the period. These increases were partially offset by a decrease in third-party contractor costs of $1.3 million. Research and development expense also increased as a result of increases in travel and other research and development expenses of $0.2 million as a direct result of increased headcount.

        Depreciation and amortization expense.    Our depreciation and amortization expense decreased $0.7 million for the year ended December 31, 2014 as compared to the prior year, primarily due to a decrease in amortization expense of $0.9 million, partly offset by an increase in depreciation expense of $0.2 million. The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the second quarter of 2014. The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

        Restructuring charge.    The restructuring charge recorded during the year ended December 31, 2013 was a result of a lease termination agreement executed with the landlord of our New Jersey office space acquired as part of our 2011acquisition of HCL-EMS. The agreement terminated the remaining term of the lease effective June 30, 2013 for a settlement fee of $0.9 million. We recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement and $0.1 million restructuring charge as a result of our inability to sublease the office space in the time period originally expected.

  Other Income (Expense), Net

        The following table presents our components of other income (expense), net for the periods presented:

	Years Ended December 31,		Increase (decrease)
(in thousands, except percentages)	2013	2014	$	%
Interest expense	$(401)	$(103)	298	–74%
Interest income	60	35	(25)	–42%
Other income	1,201	114	(1,087)	*

*
Not meaningful

        Interest expense.    The decrease in interest expense for the year ended December 31, 2014 as compared to the prior year was a result of higher average debt balances in 2013 related to the HCL-EMS, ProfitLine, ttMobiles and Symphony deferred consideration balances and capital leases and other financing obligations.

        Interest income.    Interest income for the years ended December 31, 2014 and 2013 was comparable in each year.

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

  Income Tax Provision

        Our income tax provision increased $1.3 million for the year ended December 31, 2014, as compared to the prior year, primarily as a result of income tax expense related to our foreign subsidiaries and state income tax.

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

        Our recurring technology and services revenue increased $30.5 million, or 22%, for the year ended December 31, 2013 as compared to the prior year. Of this increase, $23.5 million was attributable to an increase in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition. The increase was driven in part by a 23% increase in our total number of recurring revenue customers to 677 as of December 31, 2013, which amount excludes 332 acquisition customers for total recurring revenue customers of 1,009 as of December 31, 2013, from 549 as of December 31, 2012, which amount excludes 349 acquisition customers for total recurring revenue customers of 898 as of December 31, 2012. The $7.0 million balance of our increase for the year ended December 31, 2013, as compared to the prior year, was attributable to an increase in revenue from customers acquired in connection with acquisitions since January 1, 2011 to $56.0 million for the year ended December 31, 2013 from $49.0 million for the year ended December 31, 2012, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services. This increase was principally attributable to revenues from customers acquired in connection with acquisitions in the year ended December 31, 2012 being included for the full year ended December 31, 2013 as compared to only the portion of the year ended December 31, 2012 following such acquisition. Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement. We recorded $174,000 and $305,000 of amortization as a contra-revenue charge during the year ended December 31, 2012 and 2013, respectively, related to the warrant.

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
					Increase
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

        General and administrative expense.    Our general and administrative expense increased $5.4 million for the year ended December 31, 2013 as compared to the prior year, primarily as a result of an increase in personnel-related costs, including salary and other compensation-related costs, of $3.1 million, which consists of increases in employee compensation and benefits of $2.0 million and stock-based compensation of $1.1 million. These increases were primarily due to an increase in headcount as well as, with respect to stock-based compensation, an increase in the value of stock-based equity awards. In addition, we incurred a $2.0 million increase in facility and overhead costs, primarily attributable to the rent and overhead costs associated with additional facilities, and an increase in professional fees of $0.3 million, primarily attributable legal fees related to the purported class action lawsuits to which we were a party.

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

  Other Income (Expense), Net

        The following table presents our components of other income (expense), net for the periods presented:

	Years Ended December 31,		Change
(in thousands, except percentages)	2012	2013	$	%
Interest expense	$(943)	$(401)	542	–57%
Interest income	80	60	(20)	–25%
Other (expense) income	(9)	1,201	1,210	*

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

Liquidity and Capital Resources

  Sources of Liquidity

        Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of December 31, 2014, we had cash and cash equivalents of $51.3 million and accounts receivable of $56.9 million. As of December 31, 2014 we had amounts due under various debts and credit facilities of $1.6 million, which consisted of deferred consideration for the HCL-EMS and oneTEM acquisitions and capital lease and other financing obligations.

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

        The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of December 31,
(in thousands)	2012	2013	2014
Cash and cash equivalents	$50,211	$43,182	$51,279

	Years Ended December 31,
(in thousands)	2012	2013	2014
Net cash provided by operating activities	$16,688	$21,413	$19,546
Net cash used in investing activities	(40,230)	(23,488)	(4,450)
Net cash provided by (used in) financing activities	30,398	(4,735)	(6,496)
Effect of exchange rate on cash	(52)	(219)	(503)

Net increase (decrease) in cash and cash equivalents	$6,804	$(7,029)	$8,097

  Cash Flows from Operating Activities

        Operating activities provided $19.5 million of net cash during the year ended December 31, 2014, which resulted from our net income of $2.9 million for the year ended December 31, 2014 principally supplemented by non-cash charges of stock-based compensation of $18.5 million, depreciation and amortization of $9.8 million, deferred income taxes of $1.0 million and other non-cash charges of $0.7 million. Cash flows from operating activities also includes a $1.1 million increase in accounts payable and accrued expenses and a $1.3 million increase in deferred revenue. Cash provided by operating activities was adversely impacted by a $14.3 million increase in accounts receivable, a $1.0 million increase in prepaid expenses and other current assets and a $0.5 million decrease in accrued expenses and other current liabilities during the year ended December 31, 2014.

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

  Cash Flows from Investing Activities

        Cash used in investing activities totaled $4.5 million during the year ended December 31, 2014 and consisted of capital expenditures of $3.6 million primarily related to the purchase of computer equipment and software and $0.9 million paid in connection with the HCL and oneTEM acquisitions.

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

  Cash Flows from Financing Activities

        Cash used in financing activities totaled $6.5 million during the year ended December 31, 2014 primarily consisting of $7.9 million of cash used to repurchase our common stock and $0.7 million of cash used for net repayments of debt partially offset by $2.1 million of proceeds from the exercise of stock options and stock warrants.

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

Contractual Obligations

        The following table summarizes our material contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 Years
Operating lease obligations	$17,289	$6,441	$9,350	$1,408	$90
Capital leases and other obligations	790	790	—	—	—
Interest on capital lease obligations	24	24	—	—	—
HCL-EMS contingent consideration	541	541	—	—	—
OneTEM deferred purchase price	235	69	166	—	—

	$18,879	$7,865	$9,516	$1,408	$90

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

Recent Accounting Pronouncements

        In 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

        Also in 2014, the FASB issued ASU No. 2014-12 (Topic 718)—Compensation—Stock Compensation, ASU 2014-12, which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard is not expected to have an impact on our consolidated financial statements.

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

  Interest Rate Risk

        At December 31, 2014, we had unrestricted cash and cash equivalents totaling $51.3 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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
Orange, Connecticut

        We have audited the accompanying consolidated balance sheets of Tangoe, Inc. (the "Company") as of December 31, 2013 and 2014 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tangoe, Inc. at December 31, 2013 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tangoe, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY

March 16, 2015

TANGOE, INC.

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31,
	2013	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,182	$51,279
Accounts receivable, less allowances of $283 and $588, respectively	43,273	56,948
Prepaid expenses and other current assets	4,537	5,901

Total current assets	90,992	114,128
COMPUTERS, FURNITURE AND EQUIPMENT-NET	4,317	5,217
OTHER ASSETS:
Intangible assets-net	36,637	28,753
Goodwill	65,963	65,348
Security deposits and other non-current assets	935	1,566

TOTAL ASSETS	$198,844	$215,012

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,570	$10,733
Accrued expenses	8,871	8,283
Deferred revenue-current portion	9,063	10,858
Notes payable-current portion	1,831	1,400
Other current liabilities	160	—

Total current liabilities	29,495	31,274
OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	3,598	4,372
Deferred revenue-less current portion	1,536	1,030
Notes payable-less current portion	203	166

Total liabilities	34,832	36,842

COMMITMENT AND CONTINGENCIES (NOTE 15)
STOCKHOLDERS' EQUITY:
Common stock, par value $0.0001 per share—150,000,000 shares authorized as of December 31, 2013 and 2014; 38,160,928 and 38,621,169 shares issued and outstanding as of December 31, 2013 and 2014, respectively	4	4
Additional paid-in capital	202,808	215,491
Warrants for common stock	10,610	10,610
Accumulated deficit	(48,795)	(45,859)
Accumulated other comprehensive loss	(615)	(2,076)

Total stockholders' equity	164,012	178,170

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$198,844	$215,012

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Years Ended December 31,
	2012	2013	2014
Revenue:
Recurring technology and services	$137,979	$168,484	$189,467
Strategic consulting, software licenses and other	16,533	20,430	23,009

Total revenue	154,512	188,914	212,476

Cost of revenue:
Recurring technology and services	63,976	76,228	88,510
Strategic consulting, software licenses and other	6,627	8,750	8,954

Total cost of revenue	70,603	84,978	97,464

Gross profit	83,909	103,936	115,012
Operating expenses:
Sales and marketing	24,840	33,382	39,433
General and administrative	29,317	34,765	37,963
Research and development	16,696	19,570	22,633
Depreciation and amortization	8,666	10,452	9,779
Restructuring charge	—	654	—

Income from operations	4,390	5,113	5,204
Other income (expense), net:
Interest expense	(943)	(401)	(103)
Interest income	80	60	35
Other (expense) income	(9)	1,201	114

Income before income tax provision	3,518	5,973	5,250
Income tax provision	480	1,011	2,314

Net income	$3,038	$4,962	$2,936

Income per common share:
Basic	$0.08	$0.13	$0.08

Diluted	$0.08	$0.12	$0.07

Weighted average number of common shares:
Basic	36,492	37,706	38,642

Diluted	39,870	40,472	41,157

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Comprehensive Income

(in thousands)

	Years Ended December 31,
	2012	2013	2014
Net income	$3,038	$4,962	$2,936
Foreign currency translation income (loss) adjustment	223	(797)	(1,461)

Comprehensive income	$3,261	$4,165	$1,475

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2012, 2013 and 2014
(in thousands, except share amounts)

	Series A Convertible Preferred Stock
			Common Stock				Notes Receivable for Purchase of Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Common Stock Warrants		Accumulated Deficit	Other Comprehensive (Loss) Income	Total Stockholders' Equity
Balance December 31, 2011	—	—	33,152,592	$3	$142,905	$10,610	$(93)	$(56,795)	$(41)	$96,589
Net income	—	—	—	—	—	—	—	3,038	—	3,038
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	223	223
Securities issued in connection with acquisition	—	—	165,775	—	1,984	—	—	—	—	1,984
Issuance of shares upon follow-on offering, net of issuance costs	—	—	2,200,000	1	37,728	—	—	—	—	37,729
Issuance of shares from exercise of stock options	—	—	1,859,557	—	4,081	—	—	—	—	4,081
Issuance of shares from exercise of stock warrants	—	—	449,877	—	93	—	—	—	—	93
Issuance of shares in payment of board of director fees	—	—	1,021	—	21	—	—	—	—	21
Issuance of shares from executive stock grant	—	—	9,639	—	150	—	—	—	—	150
Repurchase of common stock	—	—	(357,751)	—	(4,396)	—	—	—	—	(4,396)
Repayment of notes receivable	—	—	—	—	—	—	93	—	—	93
Stock-based compensation—equity awards	—	—	—	—	9,015	—	—	—	—	9,015

Balance December 31, 2012	—	—	37,480,710	4	191,581	10,610	—	(53,757)	182	148,620
Net income	—	—	—	—	—	—	—	4,962	—	4,962
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(797)	(797)
Issuance of shares to employees and board of directors	—	—	76,916	—	761	—	—	—	—	761
Issuance of shares from exercise of stock options	—	—	1,015,817	—	4,826	—	—	—	—	4,826
Issuance of shares from exercise of stock warrants	—	—	14,907	—	35	—	—	—	—	35
Issuance of shares from vesting of restricted stock units	—	—	92,338	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(519,760)	—	(6,893)	—	—	—	—	(6,893)
Stock-based compensation—equity awards	—	—	—	—	12,498	—	—	—	—	12,498

Balance December 31, 2013	—	—	38,160,928	4	202,808	10,610	—	(48,795)	(615)	164,012
Net income	—	—	—	—	—	—	—	2,936	—	2,936
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,461)	(1,461)
Issuance of shares to employees and board of directors	—	—	301,204	—	4,479	—	—	—	—	4,479
Issuance of shares from exercise of stock options	—	—	453,275	—	2,100	—	—	—	—	2,100
Issuance of shares from exercise of stock warrants	—	—	710	—	—	—	—	—	—	—
Issuance of shares from vesting of restricted stock units	—	—	284,303	—	—	—	—	—	—	—
Repurchase of common stock	—	—	(579,251)	—	(7,915)	—	—	—	—	(7,915)
Stock-based compensation—equity awards	—	—	—	—	14,019	—	—	—	—	14,019

Balance December 31, 2014	—	$—	38,621,169	$4	$215,491	$10,610	$—	$(45,859)	$(2,076)	$178,170

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

Consolidated Statements of Cash Flows

(in thousands)

	For the Years Ended December 31,
	2012	2013	2014
Operating activities:
Net income	$3,038	$4,962	$2,936
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of debt discount	801	305	50
Amortization of leasehold interest	(99)	(99)	(99)
Depreciation and amortization	8,666	10,452	9,779
Restructuring charge	—	654	—
Increase (decrease) in deferred rent liability	19	(47)	(36)
Amortization of marketing agreement intangible assets	174	305	493
Allowance for doubtful accounts	96	106	261
Deferred income taxes	183	400	989
Stock based compensation	9,165	13,259	18,498
Foreign exchange loss (gain)	46	(138)	39
Decrease in fair value of contingent consideration	—	(1,041)	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(5,883)	(5,089)	(14,283)
Prepaid expenses and other current assets	170	(407)	(1,029)
Other assets	(19)	191	(450)
Accounts payable	1,310	32	1,595
Accrued expenses	885	(2,409)	(514)
Deferred revenue	(1,864)	(23)	1,317

Net cash provided by operating activities	16,688	21,413	19,546

Investing activities:
Purchases of computers, furniture and equipment	(1,820)	(2,643)	(3,569)
Cash paid in connection with acquisitions, net of cash received	(38,410)	(20,845)	(881)

Net cash used in investing activities	(40,230)	(23,488)	(4,450)

Financing activities:
Repayment of debt	(9,676)	(1,006)	(858)
Borrowings of debt	778	—	177
Proceeds from public offerings, net of issuance costs	37,729	—	—
Repurchase of common stock	(2,700)	(8,590)	(7,915)
Proceeds from repayment of notes receivable	93	—	—
Proceeds from exercise of stock options and stock warrants	4,174	4,861	2,100

Net cash provided by (used in) financing activities	30,398	(4,735)	(6,496)

Effect of exchange rate on cash	(52)	(219)	(503)
Net increase (decrease) in cash and cash equivalents	6,804	(7,029)	8,097
Cash and cash equivalents, beginning of period	43,407	50,211	43,182

Cash and cash equivalents, end of period	$50,211	$43,182	$51,279

The accompanying notes are an integral part of these consolidated financial statements.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business

  Nature of Operations

        Tangoe, Inc. (the "Company"), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc. During 2001, the Company changed its name to Tangoe, Inc. The Company provides connection lifecycle management software and related services to a wide range of global enterprises and service providers. Connection lifecycle management encompasses the entire spectrum of an enterprise's connection-based assets and services, such as voice and data services, mobile devices and usage, cloud software, infrastructure and services, machine-to-machine connections, enterprise social and information technology connections, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, or MDM, real-time telecommunication expense management, or rTEM, invoice processing and payment, expense allocation and accounting and asset decommissioning and disposal. The Company's on-demand Matrix Solution Suite is a suite of software designed to manage IT expenses and to manage and optimize the complex processes and expenses associated with this connection lifecycle management. The Company's Matrix Solution Suite and related services have historically focused on enterprises' fixed and mobile connections and related assets, usage, expenses and analytics. The Company has and continues to enhance and expand its software and service offerings by developing and implementing additional capabilities, including capabilities designed to manage the entire range of an enterprise's IT expenses, and to turn on, track, manage, secure and support various connections in an enterprise's connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections. The Company refers to its Matrix Solution Suite and related service offerings as Matrix.

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

2. Summary of Significant Accounting Policies

        Consolidation and Basis of Preparation—The consolidated financial statements include the financial results of Tangoe, Inc. and its wholly owned subsidiaries Tangoe EU B.V., Tangoe (China) Co., Ltd., Tangoe-PL, Inc., Tangoe Canada, Inc., Tangoe Europe, Limited, Tangoe Deutschland GmbH (formerly oneTEM GmbH) acquired by the Company on April 18, 2013, Tangoe India Softek Services Private, Limited formed by the Company in August 2012, described further in Note 4, Tangoe PTY Ltd. (Australia), Tangoe do Brasil Servicos Tecnologicos LTDA (Brazil) and Tangoe (Singapore) Co., Pte. Ltd. formed on January 14, 2014. Intercompany balances and transactions have been eliminated in consolidation.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Cash and Cash Equivalents—The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents consist primarily of a variable interest rate account. As of December 31, 2014, the Company had no restrictions on its $51.3 million of cash and cash equivalents.

        Revenue Recognition—Recurring technology and services revenue consists of subscription-based fees, software subscription license fees, software maintenance fees and hosting fees related to the use of the Company's solution to manage its customers' communications expenses. Strategic consulting, software licenses and other revenues consist of fees for contract negotiations, bill audits, sale of mobile telecommunication accessories, professional services and perpetual software licenses. The Company recognizes revenue when persuasive evidence of an arrangement exists, pricing is fixed or determinable, collection is reasonably assured and delivery or performance of service has occurred.

        Recurring technology and services subscription-based fees, software subscription license fees, software maintenance fees and hosting fees are recognized ratably over the term of the period of service. The subscription-based services the Company provides include help desk, asset procurement and provisioning and carrier dispute resolution. The Company follows the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 605-10-S99, Revenue Recognition, and ASC 605-25, Revenue Recognition with Multiple-Element Arrangements. When contracts contain multiple elements, the Company evaluates each element in the contract to determine whether it represents a separate unit of accounting. In order to account for deliverables in a multiple-deliverable arrangement as separate units of accounting, the deliverables must have stand-alone value upon delivery. When multiple deliverables included in an arrangement are separable into different units of accounting, the arrangement consideration is allocated to the identified separate units of accounting based on their relative selling price. Multiple-deliverable arrangements accounting guidance provides a hierarchy to use when determining the relative selling price for each unit of accounting. Vendor-specific objective evidence ("VSOE") of selling price, based on the price at which the item is regularly sold by the vendor on a stand-alone basis, is used if it exists. If VSOE of selling price is not available, third-party evidence ("TPE") of selling price is used to establish the selling price if it exists. If VSOE of selling price and TPE of selling price are not available, the best estimate of selling price ("BESP") is used. The Company determines the BESP for a product or service by considering multiple factors including, but not limited to, integration of project offerings, volume and location of telecommunication spend to be managed and discounting practices.

        The Company has determined that implementation fees associated with recurring technology and services engagements do not have stand-alone value and therefore do not represent a separate unit of accounting. As such, they are recognized over the estimated expected life of the customer relationship which the Company estimates to be equal to twice the contract life calculated on a per-customer basis and the Company recognizes implementation fees ratably over this period.

        Software license fees consist of fees paid for a perpetual license agreement for the Company's technology, which are recognized in accordance with ASC 985-605, Software Revenue Recognition. VSOE for maintenance and support is established by a stated renewal rate included in the license arrangement or rates charged in stand-alone sales of maintenance and support. If software maintenance fees are provided for in the license fee or at a discount pursuant to a license agreement, a portion of the license fee equal to the fair market value of these amounts is allocated to software maintenance

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

revenue based on the value established by independent sales of such maintenance services to customers.

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

        In accordance with ASC 985-605, Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses, the Company classifies reimbursed expenses as revenue and the related expense within cost of revenue in the accompanying consolidated statements of operations. For the years ended December 31, 2012, 2013 and 2014, reimbursed expenses of $0.2 million, $0.1 million and $0.1 million, respectively, were included in revenue.

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

        Concentration of Credit Risk—Financial instruments that subject the Company to risk of loss consist principally of accounts receivable. For the years ended December 31, 2012, 2013 and 2014, no strategic alliance partner or individual end customer represented greater than 10% of total revenue. As of December 31, 2013 and 2014, no strategic alliance partner or individual end customer represented a greater than 10% concentration of total accounts receivable. The Company has balances with financial institutions in excess of the Federal Deposit Insurance Corporation limit. The Company believes that credit risks associated with these concentrations are limited, as the amounts are held by major financial institutions in the United States.

        Accounts Receivable and Allowance for Doubtful Accounts—Accounts receivable represent trade receivables from customers when the Company has invoiced for software solutions and/or services and the Company has not yet received payment. The Company presents accounts receivable net of an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The allowance for possible losses is estimated based upon a review of outstanding receivables, historical collection information and existing economic conditions. Accounts receivable are charged against the allowance (written-off) when substantially all collection efforts cease. Any change in the assumptions used in analyzing a specific account receivable might result in an additional allowance for doubtful accounts being recognized in the period in which the change occurs. Based on the information available, the Company's management believes that the allowance for doubtful accounts as of December 31, 2013 and 2014 is adequate. For certain transactions, the Company has met the requirements to recognize revenue in advance of physically invoicing the customer. In these instances, the Company records unbilled receivables for the amount that will be due from the customer upon invoicing. As of December 31, 2013 and 2014, unbilled receivables included on the accompanying consolidated balance sheets were $4.6 million and $11.2 million, respectively.

        Cash Held on Behalf of Customers—The Company's services for some customers include the payment of the customer's communications invoices directly to the carrier. Such payments are made from separate bank accounts set up on behalf of each such customer, which are funded by the customer shortly in advance of the Company making any disbursements. These accounts are used only for the payment of the customer's invoices and the Company does not fund these accounts, therefore the balances in these accounts are not included on the accompanying consolidated balance sheets. As of December 31, 2013 and 2014, the total funds held by the Company on behalf of its customers were $11.1 million and $15.5 million, respectively.

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

        Income Per Share—Income per common share is calculated in accordance with the provisions of ASC 260, Earnings per Share. Under ASC 260, public companies are required to report both basic and diluted income per common share. Basic and diluted income per share is computed by dividing net income for the period by the weighted average number of shares of common stock outstanding during

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Summary of Significant Accounting Policies (Continued)

the period. The calculation of diluted income per share gives effect to potential common shares; however, potential common shares are excluded if their effect is antidilutive. Potential common shares are composed of shares of common stock issuable upon the exercise of outstanding stock options and warrants and on the vesting of restricted stock units.

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

        Impairment of Goodwill and Certain Other Long-Lived Assets—As required by ASC 350, Goodwill and Other Intangible Assets, the Company accounts for goodwill acquired in acquisition of a business based upon the excess fair value of consideration transferred over the fair value of net assets acquired in the business combination. Goodwill is tested for impairment on an annual basis as of December 31, and, when specific circumstances dictate, between annual tests. The Company has one reporting unit. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves evaluating qualitative information to determine if it is more than 50% likely that the fair value of a reporting unit is less than its carrying value in determining if the traditional two-step goodwill impairment test described below must be applied. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. The second step, measuring the impairment loss, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. There was no impairment of goodwill for the years ended December 31, 2013 and 2014.

        The Company accounts for the impairment of long-lived assets other than goodwill in accordance with ASC 360, Accounting for the Impairment or Disposal of Long-Lived Asset. In accordance with ASC 360, the Company accounts for long lived assets, including purchased-intangible assets, based upon the fair value of assets received. Purchased-intangible assets are amortized on a straight line, ranging from two to ten years. The Company performs a review of purchased-intangible assets whenever events or changes in circumstances indicate that the useful life is shorter than the Company originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses the recoverability of purchased-intangible assets by comparing the future undiscounted cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life of the asset is shorter than originally estimated, the Company accelerates the rate of amortization and amortizes the remaining carrying value over the new shorter useful life. There was no impairment of purchased-intangible assets identified for the years ended December 31, 2013 and 2014.

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

        Foreign Currency Translation—In 2014, the Company had wholly owned international subsidiaries in the Netherlands, China, Canada, the United Kingdom, India, Germany, Australia, Brazil and Singapore. For 2013 and 2014, the international operations were immaterial to the overall consolidated financial statements of the Company. Gains and losses on foreign currency translation of the financial statements of foreign operations whose functional currency is other than the U.S. dollar are included in accumulated other comprehensive income. Assets and liabilities of foreign operations are translated at year-end exchange rates and revenue and expense are translated at average rates in effect during the year. Foreign currency exchange gains and losses from transactions and balances denominated in a currency other than the functional currency are recorded in general and administrative expenses on the consolidated statement of operations.

        Comprehensive Income—Comprehensive income consists of net income and other comprehensive items. Other comprehensive items include foreign currency translation adjustments.

3. Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgments and estimates may be required within the revenue recognition process than are required under existing GAAP. The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of its pending adoption of ASU 2014-09 on its consolidated financial statements and has not yet determined the method by which it will adopt the standard in 2017.

        In June 2014, the FASB issued ASU No. 2014-12 (Topic 718)—Compensation—Stock Compensation ("ASU 2014-12") which provides guidance that a performance target that affects vesting of a share-based payment and that could be achieved after the requisite service period is a performance condition. As a result, the target is not reflected in the estimation of the award's grant date fair value. Compensation cost for such an award would be recognized over the required service period, if it is probable that the performance condition will be achieved. ASU 2014-12 is effective for all entities for annual periods beginning after December 15, 2015 and interim periods within those annual periods. ASU 2014-12 should be applied on a prospective basis to awards that are granted or modified on or after the effective date. The adoption of this standard is not expected to have an impact on the Company's consolidated financial statements.

TANGOE, INC.

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Business Combinations (Continued)

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

5. Unaudited Pro Forma Results

        The following table presents the unaudited pro forma results of the Company for the years ended December 31, 2013 and 2014 as if the acquisition of oneTEM occurred at the beginning of 2013. These results are not intended to reflect the actual operations of the Company had the acquisition occurred at January 1, 2013.

	Years Ended December 31,
(in thousands, except per share amounts)	2013	2014
Revenue	$189,165	$212,476
Operating income	5,011	5,204
Net income	4,860	2,936
Basic income per common share	$0.13	$0.08
Diluted income per common share	$0.12	$0.07

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Income per Share Applicable to Common Stockholders

        The following table sets forth the computations of income per share applicable to common stockholders for the years ended December 31, 2012, 2013 and 2014:

	For the Years Ended December 31,
(in thousands, except per share amounts)	2012	2013	2014
Basic and diluted net income per common share
Net income	$3,038	$4,962	$2,936

Basic weighted-average common shares used to compute basic net income per share	36,492	37,706	38,642
Outstanding stock options	3,230	2,623	2,328
Outstanding restricted stock units	—	141	186
Common stock warrants	15	2	1
Anomalous unvested and unregistrer shares	133	—	—

Diluted weighted-average common shares used to compute diluted net income per share	39,870	40,472	41,157

Basic income per common share	$0.08	$0.13	$0.08

Diluted income per common share	$0.08	$0.12	$0.07

        Diluted income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period.

Outstanding stock options	3,624	3,547	3,276
Outstanding restricted stock units	221	670	986
Common stock warrants	10	9	9

7. Computers, Furniture and Equipment-Net

        Computers, furniture and equipment-net consists of:

	As of December 31,
(in thousands)	2013	2014
Computers and software	$12,316	$14,386
Furniture and fixtures	1,194	1,345
Leasehold improvements	1,380	1,595

	14,890	17,326
Less: accumulated depreciation	(10,573)	(12,109)

Computers, furniture and equipment-net	$4,317	$5,217

        Computers and software includes equipment under capital leases totaling approximately $2.5 million at December 31, 2013 and 2014. Accumulated depreciation on equipment under capital

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Computers, Furniture and Equipment-Net (Continued)

leases totaled approximately $2.4 million and $2.5 million as of December 31, 2013 and 2014, respectively. Depreciation and amortization expense associated with computers, furniture and equipment was $2.0 million, $2.3 million and $2.6 million for the years ended December 31, 2012, 2013 and 2014, respectively.

8. Restructuring Charge

        In September 2011, the Company recorded a restructuring charge as a result of the consolidation of office space in New Jersey. The consolidation of office space eliminated redundant office space acquired as part of the HCL-EMS acquisition in January 2011 and the Telwares acquisition in March 2011. The original charge reflected the fair value of the remaining rent payments for the office space the Company ceased using, net of estimated sublease income, plus real estate commissions and office relocation costs. During the year ended December 31, 2013, the Company recorded an adjustment of $0.1 million to the original restructuring charge as a result of the Company's inability to sublease the office space in the time period originally expected. Also, during the year ended December 31, 2013, the Company negotiated a lease termination agreement with the landlord of this New Jersey office space. The agreement terminated the remaining term of the lease effective June 30, 2013 for a termination fee of $0.9 million. The Company recorded an adjustment of $0.5 million to the restructuring charge as a result of the lease termination agreement. The liability related to the restructuring charge is included in other current liabilities on the Company's consolidated balance sheets. The following table summarizes the activity in the liabilities related to the restructuring charge for the years ended December 31, 2013 and 2014.

(in thousands)	Lease costs, net of estimated sublease income	Other Costs	Total
Remaining liability at December 31, 2012	$613	$(8)	$605
Cash payments	(1,111)	—	(1,111)
Non-cash charges and other	4	8	12
Restructuring charge	654	—	654

Remaining liability at December 31, 2013	$160	$—	$160

Cash payments	(160)	—	(160)

Remaining liability at December 31, 2014	$0	$—	$0

less: current portion			0

Long-term portion			$—

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets and Goodwill

        The following table presents the components of the Company's intangible assets as of December 31, 2013 and 2014:

	December 31,
			Weighted Average Useful Life (in years)
(in thousands)	2013	2014
Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(897)	(1,029)
Patents, net	157	25

Technological know-how	15,033	14,802	6.1
Less: accumulated amortization	(7,853)	(10,245)
Technological know-how, net	7,180	4,557

Customer relationships	37,935	37,758	8.7
Less: accumulated amortization	(15,155)	(19,208)
Customer relationships, net	22,780	18,550

Covenants not to compete	1,144	1,094	2.0
Less: accumulated amortization	(935)	(1,049)
Covenants not to compete, net	209	45

Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(597)	(1,090)
Strategic marketing agreement, net	5,606	5,113

Tradenames	885	857	3.8
Less: accumulated amortization	(427)	(641)
Tradenames, net	458	216

Trademarks	247	247	Indefinite

Intangible assets, net	$36,637	$28,753

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

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Intangible Assets and Goodwill (Continued)

        The related amortization expense of intangible assets for 2012, 2013 and 2014 was $6.7 million, $8.1 million and $7.2 million, respectively. The Company's estimate of future amortization expense for acquired intangible assets that exist at December 31, 2014 is as follows:

(in thousands)
2015	5,971
2016	5,565
2017	4,978
2018	4,578
2019	3,585
Thereafter	3,829

Total	$28,506

        The following table presents the changes in the carrying amounts of goodwill for the years ended December 31, 2013 and 2014.

(in thousands)	Carrying Amount
Balance at December 31, 2012	$65,825
oneTEM	655
Foreign exchange translation effect	(517)

Balance at December 31, 2013	$65,963
Foreign exchange translation effect	(615)

Balance at December 31, 2014	$65,348

10. Debt

        As of December 31, 2013 and 2014, borrowings outstanding included the following:

	December 31,
(in thousands)	2013	2014
HCL-EMS contingent consideration. Payable as described below.	$891	$541
Deferred oneTEM purchase price, net of unamortized discount of $87 and $37 at December 31, 2013 and 2014, respectively. Payable as described below.	684	235
Capital lease and other obligations	459	790

Total notes payable	$2,034	$1,566
Less current portion	$(1,831)	$(1,400)

Notes payable, less current portion	$203	$166

  Line of Credit

        The Company has a line of credit of up to $8.0 million based upon 80% of the Company's eligible accounts receivable with JP Morgan Chase Bank, N.A., which line of credit the Company has not

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. Debt (Continued)

utilized following its initial public offering in August 2011. The line of credit bears interest at the London Inter-Bank Offered Rate plus a 2.0% spread. The line of credit matures in September 2015. As of December 31, 2013 and 2014, there were no balances outstanding on the line of credit. The line of credit has a financial covenant relative to minimum cash balance requirements and is secured by all of the Company's tangible and intangible property.

  Contingent HCL-EMS Consideration

        As described in Note 4, the purchase consideration for the acquisition of HCL-EMS included deferred cash consideration. The deferred cash consideration included contingent cash payments following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company's weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS. In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million. In August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter. In September 2014, the Company paid $0.4 million in satisfaction of the third-party claim that triggered the indemnity matter and the contingent consideration balance was reduced by this amount.

  Deferred oneTEM Purchase Price

        As described in Note 4, the purchase consideration for the acquisition of oneTEM includes deferred cash consideration and contingent earn-out cash consideration. The deferred cash consideration consists of a payment of €0.4 million in cash payable on the first year anniversary of the closing of the oneTEM acquisition. The contingent earn-out cash consideration is payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods. The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods. The Company valued this contingent earn-out cash consideration at €0.2 million. No interest accrues on the deferred cash consideration or contingent earn-out consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition. The deferred consideration was and the contingent earn-out cash consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement. In April, 2014, the Company paid the full €0.4 million of deferred consideration which was payable on the first anniversary of the oneTEM Closing Date. This payment did not include any amounts related to the earn-out and no amounts became payable under the earn-out terms for the 12-month period from May 2013 to April 2014.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity

        Common Stock—As of December 31, 2013 and 2014, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 38,160,928 and 38,621,169 were issued and outstanding, respectively.

        During the year ended December 31, 2012, the Company issued 165,775 unregistered shares of its common stock and 132,617 unvested and unregistered shares of its common stock as part of the Anomalous purchase consideration, as described in Note 4. During the year ended December 31, 2013, the Company cancelled and retired the 132,617 unvested and unregistered shares of its common stock.

        During the year ended December 31, 2013, the Company issued 17,941 and 58,975 shares of its common stock to certain of its employees and members of its board of directors, respectively, under the Company's 2011 Stock Incentive Plan (the "2011 Plan"). During the year ended December 31, 2014, the Company issued 230,681 and 70,523 shares of its common stock to certain of its employees and members of its board of directors, respectively, under the provisions of the 2011 Plan. For the years ended December 31, 2013 and 2014, the Company recorded stock-based compensation expense of $0.8 million and $4.5 million, respectively, related to common stock issuances to certain of its employees and members of its board of directors.

        At the June 5, 2014 annual meeting of the Company's stockholders, an amendment to the Company's 2011 Stock Incentive Plan (the "2011 Plan") to reserve an additional 950,000 shares of common stock for issuance under the 2011 Plan was approved by a majority of the Company's stockholders. The Company's board of directors had previously approved such amendment.

        In November 2012, the Company's Board of Directors authorized a share repurchase program under which the Company may repurchase up to $20 million of its outstanding common stock on the open market or in privately negotiated transactions. During 2012, the Company repurchased 357,751 shares of common stock at an average price per share, including broker commissions, of $12.29, for an aggregate purchase price of $4.4 million. Of the 357,751 shares purchased in 2012, all were repurchased pursuant to trades entered into in 2012, with trades for 216,551 shares settling and such shares being retired in December 2012, and trades for the remaining 141,200 shares settling and such shares being retired in January 2013 as a result of the three trading day settlement convention. During the year ended December 31, 2013, the Company repurchased 519,760 shares of common stock at an average price per share, including broker commissions, of $13.26, for an aggregate purchase price of $6.9 million. In November 2014, the Company's board of directors authorized another share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock on the open market or in privately negotiated transactions. The $30 million includes $2.3 million of unused funds from the original $20 million share repurchase program announced in 2012. During the year ended December 31, 2014, the Company repurchased 579,251 shares of common stock at an average price per share, including broker commissions, of $13.66, for an aggregate purchase price of $7.9 million.

        Preferred Stock—As of December 31, 2013 and 2014, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

        Common Stock Warrants—During the year ended December 31, 2013, warrant holders exercised warrants to purchase a total of 14,907 shares of common stock. The Company received proceeds of $34,747 related to these warrant exercises. During the year ended December 31, 2014, a warrant holder

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

exercised a warrant to purchase a total of 710 shares of common stock. The Company received proceeds of $1,850 related to this warrant exercise.

        On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. ("Dell") in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock may become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period. The warrant is exercisable at $5.987 per share. As of December 31, 2014, none of the shares that may become exercisable under this warrant were probable of being earned and becoming vested and accordingly no value was ascribed to this warrant. On a quarterly basis the Company reviews the actual annual recurring revenue related to the Dell strategic relationship agreement to determine if it is probable that Dell will reach any of the annual recurring revenue thresholds that would result in warrant shares being earned and becoming vested, and to the extent the Company deems it probable that any warrant shares will be earned and become vested, the Company will record the fair value of those shares to intangible assets and non-current liabilities using a Black-Scholes valuation model and mark to market each period thereafter until such time as the warrant shares are actually earned and vest.

        A summary of warrants to purchase common stock issued and exercised during the years ended December 31, 2012, 2013 and 2014 is presented below:

Common Stock Warrants
Outstanding at December 31, 2011	589,941
Exercised	(449,877)
Issued	10,000
Cancelled	(124,447)

Outstanding at December 31, 2012	25,617
Exercised	(14,907)

Outstanding at December 31, 2013	10,710
Exercised	(710)

Outstanding at December 31, 2014	10,000

Weighted average exercise price	$14.02

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

        Under the provisions of the Employee Plan, the Executive Plan, the 2005 Plan, the 1999 Plan and the 2011 Plan (the "Plans"), the exercise price of each option is determined by the Company's board of directors or by a committee appointed by the board of directors. Under the 2011 Plan, the exercise price of all stock options must not be less than the fair market value of a share of common stock on

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

the date of grant. The period over which options vest and become exercisable, as well as the term of the options, is determined by the board of directors or the committee appointed by the board of directors. The options generally vest over four years and expire 10 years after the date of the grant. During the year ended December 31, 2013, the Company's board of directors granted stock options to purchase an aggregate of 463,475 shares of common stock under the 2011 Plan to employees and non-employees, at a weighted average exercise price of $14.25 per share. During the year ended December 31, 2014, the Company's board of directors did not grant any stock options.

        For the years ended December 31, 2013 and 2014, the Company recorded stock-based compensation expense of $8.2 million and $6.6 million, respectively, related to stock options.

        As of December 31, 2014, there was $6.3 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options. This amount will be amortized on a straight-line basis over the requisite service period related to the stock option grants

        A summary of the status of stock options issued pursuant to the Plans during the years ended December 31, 2012, 2013 and 2014 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding at December 31, 2011	6,670,335	$3.60	7.3
Granted	2,326,500	$15.83
Forfeited	(282,909)	$8.67
Exercised	(1,859,557)	$2.19

Outstanding at December 31, 2012	6,854,369	$7.92	7.5
Granted	463,475	$14.25
Forfeited	(135,626)	$13.15
Exercised	(1,015,817)	$4.75

Outstanding at December 31, 2013	6,166,401	$8.81	6.9
Granted	—	$—
Forfeited	(109,234)	$14.43
Exercised	(453,275)	$4.62

Outstanding at December 31, 2014	5,603,892	$9.04	5.9
Exercisable at end of the period	4,762,752	$8.05	5.6

Available for future grants at December 31, 2014	1,068,405

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        The intrinsic values of options outstanding, vested and exercised during the years ended December 31, 2012, 2013 and 2014 were as follows:

	2012		2013		2014
	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value	Number of Options	Intrinsic Value
Outstanding	6,854,369	$35,977,101	6,166,401	$57,358,729	5,603,892	$28,536,126
Vested	3,226,280	$27,902,361	4,086,272	$46,133,626	4,762,752	$28,205,096
Exercised	1,859,557	$29,851,276	1,015,817	$14,932,262	453,275	$5,451,897

        During the year ended December 31, 2013, employees of the Company exercised options to purchase a total of 1,015,817 shares of common stock at exercise prices ranging from $0.25 to $20.39 per share. Proceeds from the stock option exercises totaled $4.8 million.

        During the year ended December 31, 2014, employees of the Company exercised options to purchase a total of 453,275 shares of common stock at exercise prices ranging from $0.25 to $17.74 per share. Proceeds from the stock option exercises totaled $2.1 million.

        Restricted Stock Units—During the year ended December 31, 2014, the Company issued 879,122 restricted stock units to certain employees under the provisions of the 2011 Plan, of which 135,912 were performance-based restricted stock units, and 284,303 restricted stock units vested resulting in an equal number of shares of common stock being issued. These grants of restricted stock units had an aggregate fair value of $16.1 million. The value of a restricted stock unit award is determined based on the closing price of the Company's stock price at the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company's common stock as the award vests. The restricted stock units vest over periods that range from one to three years. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

        During the year ended December 31, 2013, the Company issued 684,084 restricted stock units to certain employees under the provisions of the 2011 Plan. These grants of restricted stock units had an aggregate fair value of $10.2 million. The value of a restricted stock unit award is determined based on the closing price of the Company's stock price at the date of grant. A restricted stock unit award entitles the holder to receive shares of the Company's common stock as the award vests. The restricted stock units vest over periods that range from one to three years. Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

        For the years ended December 31, 2013 and 2014, the Company recorded stock-based compensation expenses of $4.2 million and $7.4 million, respectively, related to restricted stock unit awards.

        As of December 31, 2014, there was $14.0 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

        A summary of the status of restricted stock units issued pursuant to the 2011 Plan during the years ended December 31, 2012, 2013 and 2014 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value
Outstanding at December 31, 2011	—	$—
Granted	223,814	$17.30
Forfeited	(2,500)	$20.35

Outstanding at December 31, 2012	221,314	$17.27
Granted	684,084	$14.89
Vested	(92,338)	$17.05
Forfeited	(4,267)	$15.70

Outstanding at December 31, 2013	808,793	$15.29
Granted	879,122	$18.36
Vested	(284,303)	$15.99
Forfeited	(231,107)	$15.26

Outstanding at December 31, 2014	1,172,505	$17.36

        In accordance with Accounting Standards Classification ("ASC") 718, Share Based Payment ("ASC 718"), total compensation expense for stock-based compensation awards was $9.2 million, $13.3 million and $18.5 million for the years ended December 31, 2012, 2013 and 2014, respectively, which is included on the accompanying consolidated statements of operations as follows (in thousands):

	For the Years Ended December 31,
	2012	2013	2014
Cost of goods sold	$1,347	$2,108	$3,873
Sales and marketing expenses	2,133	3,941	5,065
General and administrative expenses	5,105	6,220	6,802
Research and development	580	990	2,758

Total stock-based employee compensation	$9,165	$13,259	$18,498

        Stock-based compensation expense for the equity awards outstanding as of December 31, 2014 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
2015	$13,148
2016	6,610
2017	950

$20,708

        Stock-based compensation costs are generally based on the fair value calculated from the Black-Scholes valuation model on the date of grant for stock options. The Black-Scholes valuation model

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. Stockholders' Equity (Continued)

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

        The Company did not grant any stock options during 2014. The fair value of the stock options granted during 2012 and 2013 was determined at the date of grant using the Black-Scholes valuation model with the following assumptions:

	2012	2013
Expected dividend yield	0%	0%
Risk-free interest rate	0.79% to 1.16%	1.04% to 1.86%
Expected term (in years)	5.5 - 6.1 years	5.7 - 6.1 years
Expected volatility	58.09% - 59.92%	56.34% - 56.84%

        Based on the above assumptions, the weighted-average fair value per share of stock options granted during the years ended December 31, 2012 and 2013 was approximately $8.50 and $7.55, respectively.

12. Income Taxes

        The components of income before income taxes for the years ended December 31, 2012, 2013, and 2014 are as follows (in thousands):

	2012	2013	2014
Domestic	$3,959	$8,237	$2,212
Foreign	(441)	(2,264)	3,038

Income before income tax provision	$3,518	$5,973	$5,250

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        The provision for income tax expense for the years ended December 31, 2012, 2013 and 2014 consists of the following components (in thousands):

	2012	2013	2014
Current tax provision:
State	$330	$119	$548
Foreign	(33)	492	777

Total current expense	297	611	1,325

Deferred tax provision:
Federal	$458	$737	$737
State	40	273	126
Foreign	(315)	(610)	126

Total deferred expense	183	400	989

Total income tax provision	$480	$1,011	$2,314

        Income taxes related to the Company's income from operations differ from the amount computed using the federal statutory income tax rate as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Tax provision computed at the federal statutory rate	$1,231	$2,090	$1,837
Foreign tax rate differential	(127)	(3)	(580)
Tax (benefit)/provision related to exercised stock options/warrants	(9,996)	(1,423)	704
Research and development tax credits	(205)	51	(320)
Adjustment to prior year deferred and other	(1,439)	227	282
Change in valuation allowance	10,302	(1,008)	(828)
Taxable goodwill	499	737	737
State income taxes	215	340	482

Provision for income taxes	$480	$1,011	$2,314

        The provision for income taxes differs from the expected tax provision computed by applying the U.S. federal statutory rate to the income before income taxes because the Company has historically maintained a full valuation allowance on its deferred tax assets, as described more fully below, as well as differences in the tax-deductibility of certain items for income tax purposes as compared to the amounts that have been or will be expensed in the Company's consolidated statement of operations, including certain stock warrant and stock option exercises, foreign taxes and rate differentials, taxable goodwill and state income taxes.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

        As of December 31, 2013 and 2014, the Company's deferred tax assets (liabilities) were as follows (in thousands):

	2013	2014
Deferred tax assets:
Net operating losses	$19,675	$15,882
Unused research and development credits	3,450	3,414
Deferred revenue	885	586
Stock-based compensation	4,235	5,741
Accrued expenses	570	827
Deferred rent	149	70
Fixed Assets	276	181
Acquisition-related expenses	68	68
Allowance for doubtful accounts	79	189
Alternative Minimum Tax credit available	34	34
Other	166	219
Less: valuation allowance	(25,930)	(25,647)

	$3,657	$1,564
Deferred tax liabilities:
Intangible assets	(6,727)	(5,434)
Other	(22)	(207)

Net deferred tax liability	$(3,092)	$(4,077)

        The Company recorded no federal income tax provision in 2013 and 2014 due to the utilization of net operating loss carryforwards in both years. State income taxes have resulted primarily from taxes on capital, taxes on gross receipts and minimum taxes imposed by the various states in which the Company operates.

        Prior to 2013, there were no foreign income taxes due to taxable losses incurred by the foreign entities. During the years ended December 31, 2013 and 2014, the Company recognized a current foreign tax expense attributable to overall taxable income produced by several foreign entities.

        The Company recorded a deferred income tax provision of $0.2 million, $0.4 million and $1.0 million in the years ended December 31, 2012, 2013 and 2014, respectively, related to the different book and tax treatment for goodwill and other intangible assets. For tax purposes, certain goodwill and intangible assets are subject to different amortization allowances than for book purposes. The deferred tax liability of approximately $3.1 million and $4.1 million at December 31, 2013 and 2014, respectively, is included in the Company's consolidated balance sheets within other long-term liabilities.

        The Company has provided a valuation allowance for the full amount of its deferred tax assets at December 31, 2013 and 2014, as it is not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards will be realized. In reaching this determination, the Company weighed both positive and negative evidence with regards to its position. Positive evidence that may support the release of the valuation allowance, such as three consecutive years of book income, was determined to be outweighed by negative evidence in support of maintaining the allowance, including a three-year cumulative tax loss, net operating losses since

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

inception, and an overall inconsistent income pattern. Although the weight of positive evidence related to cumulative income is increasing, the Company has determined it does not yet have sufficient positive evidence to support a reversal of the valuation allowance at this time. However, continued improvement in operating results along with continued expectations of sustainable profitability could lead to a reversal of a significant portion of the Company's valuation allowance. The decrease in the valuation allowance of $0.2 million for the year ended December 31, 2014, as compared to the year ended December 31, 2013, is primarily attributable to the utilization net operating loss carryforwards partially offset by increases related to stock-based compensation deferred tax assets.

        As of December 31, 2014, the Company has federal net operating loss carryforwards of approximately $30.5 million, which, if unused, expire from 2022 to 2032. In addition to this amount, the Company has approximately $44.7 million of federal income tax loss carryforwards resulting from tax deductions related to stock options awarded to employees. Pursuant to ASC 718-740-25-10, the tax benefits of these deductions will be realized only at the point at which the deductions reduce income taxes payable. The Company also has federal research and development credit carryforwards of approximately $3.8 million at December 31, 2014, which are available to offset future federal tax liabilities.

        Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the net operating loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the net operating loss carryforwards that the Company may utilize in any one year may be limited. The Company has completed several financings since its inception, which, when combined with the purchasing stockholders' subsequent disposition, have resulted in a change in control as defined by Section 382, or could result in a change in control in the future. In addition, the net operating loss carryforwards assumed from the acquisition of ProfitLine are subject to the provisions of Section 382. In aggregate, approximately $50.0 million of the Company's $75.2 million net operating loss carryforwards are available to offset future taxable income as of December 31, 2014, and the remaining $25.2 million will become available in prescribed increments in each future year through December 31, 2031.

        The Company files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and various foreign jurisdictions. The Company's income tax returns are open to examination by federal, state and foreign tax authorities, generally for the years ended December 31, 2011 and later, with certain state jurisdictions open for audit for earlier years. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2013 and 2014, nor did the Company record any amount for the implementation of ASC 740. The Company's policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2012, 2013 and 2014, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2013 or 2014.

        Pursuant to ASC 740-30-25, provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries as the Company maintains that those earnings are deemed indefinitely reinvested. The Company plans to utilize undistributed earnings to finance expansion and operating requirements of subsidiaries outside of the United States. As of December 31,

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Income Taxes (Continued)

2014, the Company has undistributed foreign earnings of approximately $5.5 million. Such earnings will be reinvested but could become subject to additional tax if they were remitted as dividends or were loaned to the Company or U.S. affiliates, or if the Company should sell or dispose of its stock in the foreign subsidiaries. It is not practical to determine the deferred tax liability, if any, that might be payable on foreign earnings because if the Company were to repatriate these earnings, the Company believes there would be various methods available to it, each with different U.S. tax consequences.

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

        The following table discloses the assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2014 and the basis for that measurement:

	Fair Value Measurement at December 31, 2013
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,345	$18,345	$—	$—
Contingent HCL-EMS acquisition consideration	891	—	—	891
Contingent oneTEM acquisition consideration	206	—	—	206

	$19,442	$18,345	$—	$1,097

	Fair Value Measurement at December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,372	$18,372	$—	$—
Contingent HCL-EMS acquisition consideration	541	—	—	541
Contingent oneTEM acquisition consideration	235	—	—	235

	$19,148	$18,372	$—	$776

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Fair Value Measurement (Continued)

        The changes in the fair value of the Level 3 liability are as follows:

	Contingent acquisition consideration
	Years Ended December 31,
	2013		2014
(in thousands)	HCL-EMS	oneTEM	HCL-EMS	oneTEM
Balance, Beginning of Period	$2,046	$—	$891	$206
Initial earn-out consideration	—	181	—	—
Cash payments	(1,000)	—	(350)	—
Imputed interest	12	25	—	29
Second year earn-out adjustment	(167)	—	—	—

Balance, End of Period	$891	$206	$541	$235

        The Company's investment in overnight money market institutional funds, which amounted to $18.3 million and $18.4 million at December 31, 2013 and 2014, respectively, is included in cash and cash equivalents on the accompanying consolidated balance sheets and is classified as a Level 1 input.

        The acquisition of HCL-EMS includes a contingent consideration agreement that requires additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA. The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach. The remaining balance of $0.5 million represents the balance retained by the Company pending resolution of an outstanding indemnity matter, after reduction for the $0.4 million payment mentioned below. The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of December 31, 2014, there were no changes in the recognized amounts from December 31, 2013, except for a $0.4 million payment to the third party in satisfaction of the claim that triggered the indemnity matter.

        The acquisition of oneTEM includes a contingent earn-out cash consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time consulting revenue. Under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then 9% of year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods. The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods. The contingent earn-out cash consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement. The fair value of the contingent earn-out cash consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million. As of December 31, 2014, there were no changes in the recognized amounts from December 31, 2013, except for the accretion of imputed interest.

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Fair Value Measurement (Continued)

        The carrying amounts of the Company's other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

14. Supplemental Cash Flow Information

        Information about other cash flow activities during the years ended December 31, 2012, 2013 and 2014 are as follows:

(in thousands)	2012	2013	2014
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$127	$86	$31
Income tax payments	$284	$388	$585
NON-CASH TRANSACTIONS:
Deferred purchase price in connection with Anomalous acquisition	$950	$—	$—
Deferred purchase price in connection with ttMobiles acquisition	$2,315	$—	$—
Deferred purchase price in connection with Symphony acquisition	$10,942	$—	$—
Deferred purchase price in connection with oneTEM acquisition	$—	$616	$—
Issuance of common stock in payment of board of directors fees	$21	$—	$—
Repurchase of common stock settled in January 2013	$1,696	$—	$—

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

        The Company has entered into non-cancellable operating leases for the rental of office space in various locations which expire between 2015 and 2023. Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet. The Company also has entered into agreements with third-party hosting facilities, which expire between 2016 and 2017.

        The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as financed lease obligations. In March 2014, the Company signed a new lease for additional gross rental office space in Bangalore, India. In May 2014, the Company signed a new lease for additional gross rental office space in Dresden, Germany. In July 2014, the Company signed a lease addendum for additional gross rental office space in Abingdon, UK. In August 2014, the Company signed a new lease for additional gross rental office space in Waltham, MA., replacing the lease that expired in December 2014. In December 2014, the Company signed a lease addendum for additional gross rental office space in China and signed a lease addendum to reduce its gross rental office space in Montreal, Canada. All future minimum rental payments for these addendums have been included in the schedule below. Additionally, the Company has entered into

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. Commitments and Contingencies (Continued)

several operating leases for various office equipment items, which expire between March 2015 and September 2018.

        As of December 31, 2014, the Company's obligation for future minimum rental payments related to these leases is as follows:

(in thousands)	Operating Leases	Financed Lease Obligations
2015	$6,441	$814
2016	4,831	—
2017	2,810	—
2018	1,709	—
2019	1,138	—
thereafter	360	—

Total future minimum lease obligations	$17,289	$814

Less: amount representing interest		(24)

Present value of minimum lease obligations		$790

        Rent expense, included in general and administrative expense, was approximately $5.0 million, $5.6 million and $6.0 million for the years ended December 31, 2012, 2013 and 2014, respectively.

16. 401(k) Savings Plans

        Effective January 2004, the Company adopted a defined contribution 401(k) savings plan (the "Plan") for substantially all of its employees. The Company's contributions to the Plan are discretionary. The Company matched a range of 5% to 10% of employees' contributions in 2012, 2013 and 2014. The cost of contributions made by the Company to the plan was $169,000, $195,000 and $263,000 for the years ended December 31, 2012, 2013 and 2014, respectively.

17. Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions, Write-offs and Adjustments	Balance at End of Year
Allowance for doubtful accounts:
Year ended December 31, 2012	$102	96	—	$198

Year ended December 31, 2013	$198	106	21	$283

Year ended December 31, 2014	$283	261	(44)	$588

TANGOE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Summarized Unaudited Quarterly Results

        The following table sets forth certain unaudited quarterly financial information for fiscal 2013 and 2014. This data should be read together with the Company's consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The Company has prepared the unaudited information on a basis consistent with its audited financial statements and has included all adjustments of a normal and recurring nature, which, in the opinion of management, are considered necessary to fairly present the Company's revenue and operating expenses for the quarters presented. The Company's historical operating results for any quarter are not necessarily indicative of results for any future period.

	For the three months ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Revenue	$44,860	$46,407	$47,620	$50,027	$50,394	$52,674	$54,481	$54,927
Cost of revenue	20,816	20,836	21,346	21,980	23,732	24,207	25,454	24,071

Gross profit	24,044	25,571	26,274	28,047	26,662	28,467	29,027	30,856
Total operating expenses	23,108	24,725	24,950	26,040	26,469	28,292	27,526	27,521

Income from operations	936	846	1,324	2,007	193	175	1,501	3,335
Other income (expense), net	420	119	253	68	(15)	(30)	69	22

Income before income taxes	1,356	965	1,577	2,075	178	145	1,570	3,357
Income tax provision	231	415	22	343	445	548	635	686

Net income (loss)	$1,125	$550	$1,555	$1,732	$(267)	$(403)	$935	$2,671

Income (loss) per common share
Basic	$0.03	$0.01	$0.04	$0.05	$(0.01)	$(0.01)	$0.02	$0.07
Diluted	$0.03	$0.01	$0.04	$0.04	$(0.01)	$(0.01)	$0.02	$0.07

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

        Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

        Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In conducting this evaluation, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework (2013). Based on its evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective based on those criteria.

        The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, our independent registered public accounting firm, which is stated in their report included in Part II, Item 8 of this Annual Report.

  Changes in Internal Controls

        There was no change in our internal control over financial reporting that occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tangoe, Inc.
Orange, Connecticut

        We have audited Tangoe, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Tangoe, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Tangoe, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Tangoe, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

New York, New York
March 16, 2015

Item 9B.    Other Information

        Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 will be included under the captions "Our Named Executive Officers," "Board Processes—Director Nomination Process," "Board Policies," "Board Meetings and Attendance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.    Executive Compensation

        The information required by this Item 11 will be included under the captions "Board Processes—Executive and Director Compensation Processes," "Compensation Discussion and Analysis," "Summary Compensation Table," "Grants of Plan-Based Awards Table," "Option Exercises and Stock Vested Table," "Employment Agreements and Severance Agreements with Executive Officers" and "Compensation Committee Interlocks and Insider Participation" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 will be included under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Our Equity Compensation Plans" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 will be included, as applicable, under the captions "Employment Agreements and Severance Agreements with Executive Officers," "Our Board of Directors—Board Determination of Independence" and "Board Policies—Related Person Transactions" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

        The information required by this Item 14 will be included under the captions "Audit Fees and Services" and "Policy for Approval of Services" in our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our 2015Annual Meeting of Stockholders and is incorporated herein by reference.

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

TANGOE, INC.
March 16, 2015	By:	/s/ ALBERT R. SUBBLOIE, JR. Albert R. Subbloie, Jr. President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALBERT R. SUBBLOIE, JR. Albert R. Subbloie, Jr.	Director, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2015
/s/ GARY R. MARTINO Gary R. Martino	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
/s/ DAVID M. COIT David M. Coit	Director	March 16, 2015
/s/ JAMES FOY James Foy	Director	March 16, 2015
/s/ GARY P. GOLDING Gary P. Golding	Director	March 16, 2015
/s/ RONALD W. KAISER Ronald W. Kaiser	Director	March 16, 2015
/s/ JACKIE R. KIMZEY Jackie R. Kimzey	Director	March 16, 2015

Signature	Title	Date

/s/ GERALD G. KOKOS Gerald G. Kokos	Director	March 16, 2015
/s/ RICHARD S. PONTIN Richard S. Pontin	Director	March 16, 2015
/s/ NOAH J. WALLEY Noah J. Walley	Director	March 16, 2015

EXHIBIT INDEX

Exhibit Number		Description
2.1		Asset Purchase Agreement, dated as of December 21, 2010, by and between the Registrant and HCL Expense Management Services Inc. (incorporated by reference to Exhibit 2.4 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

2.2		Asset Purchase Agreement, dated as of March 16, 2011, by and among the Registrant, Telwares, Inc. and Vercuity Solutions, Inc. (incorporated by reference to Exhibit 2.5 to Amendment No. 5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 1, 2011)

2.3		Agreement and Plan of Merger, dated as of December 19, 2011, by and among Tangoe, Inc., Snow Acquisition Sub, Inc., ProfitLine, Inc. and Doug Carlisle, solely in his capacity as Stockholder Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on December 19, 2011)

2.4		Share Purchase Agreement, dated as of January 10, 2012, by and among Tangoe, Inc., Anomalous Networks Inc. and the shareholders of Anomalous Networks Inc. named therein (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on January 10, 2012)

2.5		Asset Purchase Agreement, dated as of August 8, 2012, by and among Tangoe, Inc. and Symphony Teleca Services, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 8, 2012)

3.1		Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

3.2		Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on August 4, 2011)

10.1	#	Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.2	#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 1999 Stock Plan, as amended (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.3	#	Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.4	#	Form of Stock Award Option Agreement under the Amended and Restated Employee Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number		Description
10.5	#	Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.6	#	Form of Stock Option Award Agreement under the Amended and Restated Executive Stock Option/Stock Issuance Plan, as amended (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.7	#	2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.8	#	Form of Stock Option Award Agreement under the 2005 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.9	#	2011 Stock Incentive Plan, as amended (incorporated by reference to Appendix A to the definitive proxy statement on Schedule 14A filed by the registrant on April 22, 2014)

10.10	#	Form of Incentive Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.11	#	Form of Nonstatutory Stock Option Agreement under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 21, 2011)

10.12		Eighth Amended and Restated Investor Rights Agreement, dated as of July 28, 2008, by and among the Registrant and the parties named therein, as amended (incorporated by reference to Exhibit 10.12 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 27, 2010)

10.13		Lease of Improved Property, dated May 15, 2005, by and between the Registrant and Baker Properties Limited Partnership (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.14		Loan and Security Agreement, dated March 9, 2007, by and between the Registrant, Traq Wireless, Inc. and ORIX Venture Finance LLC, as amended (incorporated by reference to Exhibit 10.31 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

10.15	#	Form of Indemnification Agreement between the Registrant and each of David M. Coit, Gary P. Golding, Jackie R. Kimzey, Gerald G. Kokos and Noah J. Walley (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

10.16	#	Form of Indemnification Agreement between the Registrant and each of James D. Foy, Ronald W. Kaiser, Richard S. Pontin and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on April 16, 2010)

Exhibit Number		Description
10.17	+	Warrant to Purchase Common Stock, issued March 22, 2011 to Dell Products L.P. (incorporated by reference to Exhibit 10.35 to Amendment No. 4 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on May 2, 2011)

10.18		Advised Line of Credit Note, issued September 28, 2011 to JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.36 to Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-180044) filed by the registrant on March 23, 2012)

10.19	#	Form of Indemnification Agreement between the Registrant and each of Charles D. Gamble, Gary R. Martino, and Scott E. Snyder (incorporated by reference to Exhibit 10.37 to Amendment No. 6 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on June 10, 2011)

10.20	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Albert R. Subbloie, Jr. (incorporated by reference to Exhibit 10.38 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.21	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Gary R. Martino (incorporated by reference to Exhibit 10.39 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.22	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Charles D. Gamble (incorporated by reference to Exhibit 10.41 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.23	#	Executive Retention Agreement, dated July 8, 2011, by and between the Registrant and Scott E. Snyder (incorporated by reference to Exhibit 10.42 to Amendment No. 7 to the Registration Statement on Form S-1 (File No. 333-166123) filed by the registrant on July 14, 2011)

10.24	#	Executive Retention Agreement, dated March 22, 2012, by and between the Registrant and Christopher Mezzatesta (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K (File No. 001-35247) filed by the registrant on March 17, 2014)

10.25	*#	Summary of Compensation Arrangements for Named Executive Officers and Directors

10.26	#	Form of Restricted Stock Unit Agreement with Time-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

10.27	#	Form of Restricted Stock Unit Agreement with Performance-Based Vesting under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 7, 2013)

10.28	#	Form of Restricted Stock Unit Agreement for use under the 2011 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the registrant on February 6, 2014)

21.1	*	Subsidiaries of the Registrant

23.1	*	Consent of BDO USA, LLP

Exhibit Number		Description
31.1	*	Certification of President and Chief Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	*	Certification of Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	*	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

#
Management contracts or compensatory plans or arrangements required to be filed as an exhibit hereto pursuant to Item 15(a) of Form 10-K.

+
Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.