Form 10-Q
period 2015-03-31
TANGOE INC
filed 2015-05-11
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒                         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

There were 38,999,522 shares of our common stock outstanding on April 30, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		March 31,
	December 31,	2015
	2014	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,279	$52,543
Accounts receivable, less allowances of $588 and $565, respectively	56,948	58,695
Prepaid expenses and other current assets	5,901	10,769
Total current assets	114,128	122,007

COMPUTERS, FURNITURE AND EQUIPMENT-NET	5,217	5,280

OTHER ASSETS:
Intangible assets-net	28,753	27,063
Goodwill	65,348	64,857
Security deposits and other non-current assets	1,566	1,480
TOTAL ASSETS	$215,012	$220,687

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,733	$9,584
Accrued expenses	8,283	8,931
Deferred revenue-current portion	10,858	10,925
Notes payable-current portion	1,400	2,288
Total current liabilities	31,274	31,728

OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	4,372	4,529
Deferred revenue-less current portion	1,030	797
Notes payable-less current portion	166	2,555
Total liabilities	36,842	39,609

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2014 and March 31, 2015; 38,621,169 and 38,967,058 shares issued and outstanding as of December 31, 2014 and March 31, 2015, respectively	4	4
Additional paid-in capital	215,491	219,180
Warrants for common stock	10,610	10,610
Accumulated deficit	(45,859)	(45,607)
Accumulated other comprehensive loss	(2,076)	(3,109)
Total stockholders’ equity	178,170	181,078
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,012	$220,687

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2015

Revenue:
Recurring technology and services	$45,999	$48,916
Strategic consulting, software licenses and other	4,395	4,553
Total revenue	50,394	53,469

Cost of revenue:
Recurring technology and services	21,398	21,630
Strategic consulting, software licenses and other	2,334	2,245
Total cost of revenue	23,732	23,875

Gross profit	26,662	29,594

Operating expenses:
Sales and marketing	9,945	10,374
General and administrative	8,788	10,103
Research and development	5,129	6,127
Depreciation and amortization	2,607	2,052
Income from operations	193	938

Other income (expense), net
Interest expense	(37)	(64)
Interest income	9	9
Other income (expense)	13	(2)
Income before income tax provision	178	881
Income tax provision	445	629
Net (loss) income	$(267)	$252

(Loss) income per common share:
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01

Weighted average number of common shares:
Basic	38,364	38,724
Diluted	38,364	40,715

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	For the Three Months Ended
	March 31,
	2014	2015

Net (loss) income	$(267)	$252
Foreign currency translation adjustment	(158)	(1,033)
Total	$(425)	$(781)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Three Months Ended March 31, 2015

(in thousands, except share amounts)

	Common Stock		Additional	Common		Accumulated Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance December 31, 2014	38,621,169	$4	$215,491	$10,610	$(45,859)	$(2,076)	$178,170
Net income	—	—	—	—	252	—	252
Foreign currency translation adjustment	—	—	—	—	—	(1,033)	(1,033)
Issuance of shares to certain employees	87,117	—	1,301	—	—	—	1,301
Issuance of shares from exercise of stock options	182,296	—	665	—	—	—	665
Issuance of shares from vesting of restricted stock units	250,752	—	—	—	—	—	—
Repurchase of common stock	(174,276)	—	(2,000)				(2,000)
Stock-based compensation	—	—	3,723	—	—	—	3,723
Balance March 31, 2015	38,967,058	$4	$219,180	$10,610	$(45,607)	$(3,109)	$181,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended March 31,
	2014	2015
Operating activities:
Net (loss) income	$(267)	$252
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of debt discount	25	7
Amortization of leasehold interest	(24)	(24)
Depreciation and amortization	2,607	2,052
(Decrease) increase in deferred rent liability	(31)	71
Amortization of marketing agreement intangible assets	108	161
Allowance for doubful accounts	30	90
Deferred income taxes	307	131
Stock based compensation	4,197	5,024
Loss on disposal of fixed asset	—	17
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(1,593)	(2,002)
Prepaid expenses and other assets	(1,035)	(1,458)
Other assets	(340)	86
Accounts payable	183	(1,120)
Accrued expenses	(807)	852
Deferred revenue	(283)	(138)
Net cash provided by operating activities	3,077	4,001
Investing activities:
Purchases of computers, furniture and equipment	(1,218)	(794)
Net cash used in investing activities	(1,218)	(794)
Financing activities:
Borrowings of debt	177	—
Repayment of debt	(276)	(226)
Repurchase of common stock	—	(2,000)
Proceeds from exercise of stock options and stock warrants	1,172	665
Net cash provided by (used in) financing activities	1,073	(1,561)

Effect of exchange rate on cash	(35)	(382)

Net increase in cash and cash equivalents	2,897	1,264
Cash and cash equivalents, beginning of period	43,182	51,279
Cash and cash equivalents, end of period	$46,079	$52,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.      Organization, Description of Business

Nature of Operations

Tangoe, Inc. (the “Company”), a Delaware corporation, was incorporated on February 9, 2000 as TelecomRFQ, Inc.  During 2001, the Company changed its name to Tangoe, Inc.  The Company provides connection lifecycle management software and related services to a wide range of global enterprises and service providers.  Connection lifecycle management encompasses the entire spectrum of an enterprise’s connection-based assets and services, such as voice and data services, mobile devices and usage, cloud software, infrastructure and services, machine-to-machine connections, enterprise social and information technology connections,  including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management, real-time telecommunication expense management, invoice processing and payment, expense allocation and accounting and asset decommissioning and disposal.  The Company’s on-demand Matrix Solution Suite is a suite of software designed to manage IT expenses and to manage and optimize the complex processes and expenses associated with this connection lifecycle.  The Company’s Matrix Solution Suite and related services have historically focused on enterprises’ fixed and mobile connections and related assets, usage, expenses and analytics.  The Company continues to enhance and expand its software and service offerings by developing and implementing additional capabilities, including capabilities designed to manage the entire range of an enterprise’s IT expenses, and to turn on, track, manage, secure and support various connections in an enterprise’s connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections.   The Company refers to its Matrix Solution Suite and related service offerings as Matrix.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the Securities Exchange Commission (“SEC”) on March 16, 2015 (the “2014 Form 10-K”).

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2014 included in the 2014 Form 10-K.  Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

2. (Loss) Income per Share Applicable to Common Stockholders

The following table sets forth the computations of (loss) income per share applicable to common stockholders for the three months ended March 31, 2014 and 2015:

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2014	2015

Basic and diluted net (loss) income per common share

Net (loss) income	$(267)	$252

Basic weighted-average common shares used to compute basic net (loss) income per share	38,364	38,724

Outstanding stock options	—	1,991
Outstanding restricted stock units	—	—
Common stock warrants	—	—

Diluted weighted-average common shares used to compute diluted net (loss) income per share	38,364	40,715

Basic (loss) income per common share	$(0.01)	$0.01

Diluted (loss) income per common share	$(0.01)	$0.01

Diluted (loss) income per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period.

Outstanding stock options	2,240	3,388
Outstanding restricted stock units	1,020	1,401
Common stock warrants	8	10

3. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	March 31,
(in thousands)	2014	2015

Computers and software	$14,386	$15,019
Furniture and fixtures	1,345	1,351
Leasehold improvements	1,595	1,651
	17,326	18,021
Less accumulated depreciation	(12,109)	(12,741)
Computers, furniture and equipment-net	$5,217	$5,280

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Computers and software includes equipment under capital leases totaling approximately $2.5 million at each of December 31, 2014 and March 31, 2015. Accumulated depreciation on equipment under capital leases totaled approximately $2.5 million at each of December 31, 2014 and March 31, 2015.  Depreciation and amortization expense associated with computers, furniture and equipment for the three months ended March 31, 2014 and 2015 was $0.6 million and $0.7 million, respectively.

4.     Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2014 and March 31, 2015:

			Weighted
	December 31,	March 31,	Average Useful
(in thousands)	2014	2015	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(1,029)	(1,035)
Patents, net	25	19
Technological know-how	14,802	14,591	6.1
Less: accumulated amortization	(10,245)	(10,552)
Technological know-how, net	4,557	4,039
Customer relationships	37,758	37,614	8.7
Less: accumulated amortization	(19,208)	(20,002)
Customer relationships, net	18,550	17,612
Convenants not to compete	1,094	1,046	2.0
Less: accumulated amortization	(1,049)	(1,012)
Convenants not to compete, net	45	34
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(1,090)	(1,252)
Strategic marketing agreement, net	5,113	4,951
Tradenames	857	834	3.8
Less: accumulated amortization	(641)	(673)
Tradenames, net	216	161
Trademarks	247	247	Indefinite
Intangible assets, net	$28,753	$27,063

The related amortization expense of intangible assets for the three months ended March 31, 2014 and 2015 was $2.0 million and $1.4 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at March 31, 2015 is as follows:

(in thousands)
April 1, 2015 to December 31, 2015	$4,502
2016	5,521
2017	4,946
2018	4,527
2019	3,507
Thereafter	3,813
Total	$26,816

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The following table presents the changes in the carrying amounts of goodwill for the three months ended March 31, 2015.

Carrying
(in thousands)	Amount

Balance at December 31, 2014	$65,348
Foreign exchange translation effect	(491)
Balance at March 31, 2015	$64,857

5.      Debt

As of December 31, 2014 and March 31, 2015, debt outstanding included the following:

	December 31,	March 31,
(in thousands)	2014	2015

HCL-EMS contingent consideration. Payable as described below.	$541	$541

Deferred oneTEM purchase price, net of unamortized discount of $37 and $31 at December 31, 2014 and March 31, 2015, respectively. Payable as described below.	235	242

Capital lease and other obligations	790	4,060
Total notes payable	$1,566	$4,843
Less current portion	$(1,400)	$(2,288)
Notes payable, less current portion	$166	$2,555

Line of Credit

The Company has a line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A., which line of credit the Company has not utilized following its initial public offering in August 2011.  The line of credit bears interest at the London Inter-Bank Offered Rate plus a 2.0% spread.  The line of credit matures in September 2015.  As of December 31, 2014 and March 31, 2015, there were no balances outstanding on the line of credit.  The line of credit has a financial covenant relative to minimum cash balance requirements and is secured by all of the Company’s tangible and intangible property.

Contingent HCL-EMS Consideration

The purchase consideration for the Company’s acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 included deferred cash consideration. The deferred cash consideration included contingent cash payments following each of the first and second anniversaries of the closing date of the HCL-EMS acquisition on January 25, 2011 (the “HCL-EMS Closing Date”), pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the Asset Purchase Agreement entered into in December 2010 in connection with the HCL-EMS acquisition (the “HCL-EMS APA”). No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS.  In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million.  In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.  In September 2014, the Company paid $0.4 million in satisfaction of the third-party claim that triggered the indemnity matter and the contingent consideration balance was reduced by this amount.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

Deferred oneTEM Purchase Price

The purchase consideration for the Company’s acquisition of oneTEM GmbH, a private limited company incorporated in Germany (“oneTEM”) includes deferred cash consideration and contingent earn-out cash consideration.  The deferred cash consideration consists of a payment of €0.4 million in cash payable on the first year anniversary of the closing of the oneTEM acquisition.  The contingent earn-out cash consideration is payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after April 18, 2013 (“the oneTEM Closing Date”) and continues for four consecutive 12-month periods.  The Company valued this contingent earn-out cash consideration at €0.2 million.  No interest accrues on the deferred cash consideration or contingent earn-out consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition.  The deferred consideration was and the contingent earn-out cash consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the Share Purchase Agreement by and between the Company and oneTEM. In April, 2014, the Company paid the full €0.4 million of deferred consideration which was payable on the first anniversary of the oneTEM Closing Date.  This payment did not include any amounts related to the earn-out and no amounts became payable under the earn-out terms for the 12-month period from May 2013 to April 2014.

Capital Lease and Other Obligations

The Company entered into an installment payment agreement with a vendor under which the Company financed $3.5 million of software license fees.  The term of this agreement is three years with twelve quarterly installment payments.

6.     Stockholders’ Equity

Common Stock—As of December 31, 2014 and March 31, 2015, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 38,621,169 and 38,967,058 were issued and outstanding, respectively.

During the three months ended March 31, 2015, the Company issued 87,117 shares of its common stock to certain of its employees under the provisions of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) in the form of stock awards, as well as additional shares of common stock upon the exercise of stock options and the vesting of restricted stock units as described below.  For the three months ended March 31, 2015, the recorded stock-based compensation expenses of $1.3 million related to common stock issuances to certain of its employees and members of its board of directors.

In November 2014, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock on the open market or in privately negotiated transactions.  The $30 million includes $2.3 million of unused funds from a previous $20 million share repurchase program announced in 2012.  During the three months ended March 31, 2015, the Company repurchased 174,276 shares of common stock at an average price per share, including broker commissions, of $11.48, for an aggregate purchase price of $2.0 million.

Preferred Stock—As of December 31, 2014 and March 31, 2015, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

Common Stock Warrants— On March 22, 2011, the Company issued a warrant to purchase up to 1,282,789 shares of its common stock to Dell Products, L.P. (“Dell”) in connection with the entry of the Company and Dell into a 49-month strategic relationship agreement. Under the terms of the warrant, the 1,282,789 shares of common stock were eligible to become exercisable upon the achievement of certain annual recurring revenue thresholds over the 49-month period that ended on December 31, 2014. The warrant was exercisable at $5.987 per share. As of December 31, 2014, the vesting term of the warrant expired with Dell earning no warrant shares.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of activity with respect to warrants to purchase common stock during the three months ended March 31, 2015 is presented below:

Common
Stock
Warrants

Outstanding at beginning of the year	10,000
Exercised	—
Issued	—
Cancelled	—
Outstanding at end of the period	10,000

Weighted average exercise price	$14.02

Stock Options—As of March 31, 2015, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.   The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

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

For the three months ended March 31, 2014 and 2015, the Company recorded stock-based compensation expense of $1.8 million and $1.3 million, respectively, related to stock options.

As of March 31, 2015, there was $5.0 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options. This amount will be amortized on a straight-line basis over the requisite service period related to the stock option grants.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of stock options issued pursuant to the Plans during the three months ended March 31, 2015 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)
Outstanding at beginning of the year	5,603,892	$9.04
Granted	—	$—
Forfeited	(42,936)	$14.88
Exercised	(182,296)	$3.71
Outstanding at end of the period	5,378,660	$9.17	5.7

Exercisable at end of the period	4,745,345	$8.40	5.5

Available for future grants at March 31, 2015	199,460

The intrinsic values of options outstanding, vested and exercised during the three months ended March 31, 2015 were as follows:

	Number of	Intrinsic
	Options	Value
Outstanding	5,378,660	$29,349,006
Vested	4,745,345	$29,203,572
Exercised	182,296	$1,548,874

During the three months ended March 31, 2015, employees and former employees of the Company exercised options to purchase a total of 182,296 shares of common stock at exercise prices ranging from $0.25 to $12.56 per share. Proceeds from the stock option exercises totaled $0.7 million.

Restricted Stock Units—During the three months ended March 31, 2015, the Company issued 795,900 restricted stock units to certain employees under the provisions of the 2011 Plan, of which 172,000 were performance-based restricted stock units and 250,752 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the three months ended March 31, 2015 had an aggregate value of $9.7 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from three months to three years.  The performance-based restricted stock units are granted upon achievement of a specified financial metric. Granted performance-based restricted stock units vest over time, with 20% vesting on the first anniversary of the grant date of February 19, 2015 and 20% each subsequent quarter until fully vested on the second anniversary of the grant date.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the three months ended March 31, 2014 and 2015, the Company recorded stock-based compensation expenses of $0.7 million and $2.4 million, respectively, related to restricted stock units.

As of March 31, 2015, there was $21.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

A summary of the status of restricted stock units issued pursuant to the Plans during the three months ended March 31, 2015 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value
Outstanding at beginning of the year	1,172,505	$17.36
Granted	795,900	$12.24
Forfeited	(15,361)	$15.35
Vested	(250,752)	$16.94
Outstanding at end of the period	1,702,292	$15.05

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $4.2 million and $5.0 million for the three months ended March 31, 2014 and 2015, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2015
Cost of goods sold	$1,488	$910
Sales and marketing expenses	1,256	1,367
General and administrative expenses	1,035	2,066
Research and development	418	681
Total stock-based employee compensation	$4,197	$5,024

Stock-based compensation expense for equity awards outstanding as of March 31, 2015 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
April 1, 2015 to December 31, 2015	$12,226
2016	10,028
2017	3,604
2018	385
$26,243

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

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

7.     Income Taxes

The income tax provision differs from the expected tax provisions computed by applying the U.S. Federal statutory rate to loss before income taxes primarily because the Company has historically maintained a full valuation allowance on its deferred tax assets and to a lesser extent because of the impact of state income taxes.  As described in the 2014 Form 10-K, the Company maintains a full valuation allowance in accordance with ASC 740, Accounting for Income Taxes, on its net deferred tax assets.  Until the Company achieves and sustains an appropriate level of profitability, it plans to maintain a valuation allowance on its net deferred tax assets.

8.     Fair Value Measurement

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

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and March 31, 2015 and the basis for that measurement:

	Fair Value Measurement at December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,372	$18,372	$—	$—
Contingent HCL-EMS acquisition consideration	541	—	—	541
Contingent oneTEM acquisition consideration	235	—	—	235
	$19,148	$18,372	$—	$776

	Fair Value Measurement at March 31, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,379	$18,379	$—	$—
Contingent HCL-EMS acquisition consideration	541	—	—	541
Contingent oneTEM acquisition consideration	242	—	—	242
	$19,162	$18,379	$—	$783

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

The changes in the fair value of the Level 3 liability for the three months ended March 31, 2015 are as follows:

	Contingent acquisition consideration
	Three Months Ended March 31, 2015
(in thousands)	HCL-EMS	oneTEM
Balance, Beginning of Period	$541	$235
Imputed interest	—	7
Balance, End of Period	$541	$242

The Company’s investment in overnight money market institutional funds, which amounted to $18.4 million at December 31, 2014 and March 31, 2015, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS included a contingent consideration agreement that required additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach.  The remaining balance of $0.5 million represents the balance retained by the Company pending resolution of an outstanding indemnity matter, after reduction for the $0.4 million payment mentioned below.  The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of March 31, 2015, there were no changes in the recognized amounts from December 31, 2014.

The acquisition of oneTEM includes a contingent earn-out cash consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time consulting revenue. Under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then 9% of year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent earn-out cash consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent earn-out cash consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million. As of March 31, 2015, there were no changes in the recognized amounts from December 31, 2014, except for the accretion of imputed interest.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

TANGOE, INC.

Notes to Condensed Consolidated Financial Statements - continued (Unaudited)

9.     Supplemental Cash Flow Information:

Information about other cash flow activities during the three months ended March 31, 2014 and 2015 are as follows:

	Three months ended March 31,
(in thousands)	2014	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$9	$15
Income tax payments	$114	$135

NON CASH FINANCING ACTIVITIES:
Software acquired with financing agreement	$—	$3,500

10.     Commitments and Contingencies

During the normal course of business, the Company becomes involved in various routine legal proceedings including issues pertaining to patent and trademark infringement, customer disputes, employee matters and acquisition-related post-closing disputes.  The Company does not believe that the outcome of these matters will have a material adverse effect on its financial condition.

The Company has entered into non-cancellable operating leases for the rental of office space in various locations that expire between 2015 and 2023.  Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet.  The Company also has entered into agreements with third-party hosting facilities, which expire between 2016 and 2017.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases and other obligations.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between 2015 and 2018.

Rent expense, included in general and administrative expense, was approximately $1.5 million and $1.6 million for the three months ended March 31, 2014 and 2015, respectively.

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

Overview

Tangoe is a leading global provider of connection lifecycle management, or CLM, software and services to a wide range of global enterprises and service providers. CLM covers the entire spectrum of an enterprise’s connection-based assets and services, such as voice and data services, mobile devices and usage, cloud software, infrastructure and services, machine-to-machine connections, enterprise social and information technology connections,  and encompasses the entire lifecycle of these assets and services, including planning and sourcing, procurement and provisioning, inventory and usage management, mobile device management,  real-time telecommunications expense management,  invoice processing and payment, expense allocation and accounting, and asset decommissioning and disposal. Our on-demand Matrix Solution Suite is a suite of software designed to manage IT expenses and to manage and optimize the complex processes and expenses associated with this connection lifecycle management. Our Matrix Solution Suite and related services have historically focused on enterprises’ fixed and mobile connections, and related assets, usage, expenses and analytics.  We continue to enhance and expand our software and service offerings by developing and implementing additional capabilities, including capabilities designed to manage the entire range of an enterprise’s IT expenses, and to turn on, track, manage, secure and support various connections in an enterprise’s connection lifecycle, such as cloud software, infrastructure and services, machine-to-machine, enterprise social and information technology connections.  We refer to our Matrix Solution Suite and related service offerings as Matrix.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months.  Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  We also derive recurring technology and services revenue from payment processing through MxPay, our bill pay solution.  As of March 31, 2015, we managed a total of approximately $29.9 billion in annual communications expense as compared to approximately $28.1 billion in annual communications expense as of March 31, 2014.  Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded.  Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period.  Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

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

We expect our strategic consulting, software licenses and other revenue to increase in absolute dollars and remain relatively constant as a percentage of total revenue over the next 12 months.

We historically have derived primarily all of our revenue from United States-based customers. We have been building our international sales operations by increasing our direct sales force abroad and expect to continue this expansion.  We expect our international revenue to increase in absolute dollars and as a percentage of total revenue over the next 12 months.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are disclosed in the audited consolidated financial statements for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission, or the SEC, on March 16, 2015, which we refer to as the 2014 Form 10-K.  Since the date of those financial statements, there have been no material changes to our significant accounting policies.

Results of Operations for the Three-Month Periods Ended March 31, 2014 and 2015

The following table presents selected consolidated statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended March 31,
(in thousands, except percentages)	2014	% of revenue	2015	% of revenue
Revenue:
Recurring technology and services	$45,999	91%	$48,916	91%
Strategic consulting, software licenses and other	4,395	9%	4,553	9%
Total revenue	50,394	100%	53,469	100%
Cost of revenue:
Recurring technology and services	21,398	42%	21,630	40%
Strategic consulting, software licenses and other	2,334	5%	2,245	4%
Total cost of revenue (1)	23,732	47%	23,875	45%

Gross profit	26,662	53%	29,594	55%
Operating expense:
Sales and marketing (1)	9,945	20%	10,374	19%
General and administrative (1)	8,788	17%	10,103	19%
Research and development (1)	5,129	10%	6,127	11%
Depreciation and amortization	2,607	5%	2,052	4%
Income from operations	193	0%	938	2%

Other income (expense), net
Interest expense	(37)	0%	(64)	0%
Interest income	9	0%	9	0%
Other income (expense)	13	0%	(2)	0%
Income before income tax provision	178	0%	881	2%
Income tax provision	445	1%	629	1%
Net (loss) income	$(267)	(1)%	$252	0%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$1,488		$910
Sales and marketing	1,256		1,367
General and administrative	1,035		2,066
Research and development	418		681
	$4,197		$5,024

Revenue

The following table presents our components of revenue for the periods presented:

	Three Months Ended March 31,		Increase
(in thousands, except percentages)	2014	2015	$	%
Recurring technology and services	$45,999	$48,916	$2,917	6%
Strategic consulting, software licenses and other	4,395	4,553	158	4%
Total revenue	$50,394	$53,469	$3,075	6%

Our recurring technology and services revenue increased $2.9 million, or 6%, for the three months ended March 31, 2015 as compared to the same period in 2014.  This increase was primarily attributable to $5.4 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by a 15% increase in our total number of recurring revenue customers to 809 as of March 31, 2015, which amount excludes 280 acquisition customers for total recurring revenue customers of 1,089 as of March 31, 2015, from 702 as of March 31, 2014, which amount excludes 323 acquisition customers for total recurring revenue customers of 1,025 as of March 31, 2014.  This increase in revenue was partially offset by a $2.5 million decrease for the three months ended March 31, 2015, as compared to the same period in 2014, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $10.8 million for the three months ended March 31, 2015 from $13.3 million for the three months ended March 31, 2014, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $107,762 and $161,389 of amortization as a contra-revenue charge during the three months ended March 31, 2014 and 2015, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue increased $0.2 million, or 4%, for the three months ended March 31, 2015 as compared to the same period of 2014, primarily due to a $0.2 million increase in strategic sourcing and consulting revenue and a $0.1 million increase in other revenue partly offset by a $0.1 million decrease in mobile telecommunication accessories sales revenue.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

	Three Months Ended March 31,		Increase Decrease)
(in thousands, except percentages)	2014	2015	$	%
Recurring technology and services	$21,398	$21,630	$232	1%
Strategic consulting, software licenses and other	2,334	2,245	(89)	-4%
Total cost of revenue	$23,732	$23,875	$143	1%

Gross profit	$26,662	$29,594	$2,932	11%

Gross margin	53%	55%

Our recurring technology and services cost of revenue increased $0.2 million for the three months ended March 31, 2015 as compared to the same period in 2014.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $0.9 million, which includes a decrease in stock-based compensation of $0.6 million, as well as a $0.2 million increase in payment processing costs.   The increases in personnel-related costs and payment processing costs were primarily attributable to providing support for customer growth in our recurring technology and services business.  The decrease in stock-based compensation was related to the stock-based equity awards given to employees during the three months ended March 31, 2014 carrying greater per-share expense than the awards granted during the same period in 2015, as a result of shorter vesting periods. The increases in our recurring technology and services cost of revenue were partly offset by decreases in third-party contractor costs of $0.6 million, third-party licensing costs of $0.2 million and other infrastructure costs of $0.1 million as a result of cost efficiencies gained from our continued migration of acquired customers.

Our strategic consulting, software licenses and other cost of revenue decreased $0.1 million for the three months ended March 31, 2015 as compared to the same period in 2014, primarily due to an $0.2 million decrease in the costs associated with our sales of mobile telecommunication accessories partly offset by a $0.1 million increase in salary and other compensation-related costs as a result of increased third-party contractor costs related to our increase in our strategic sourcing and consulting revenues.

As a percentage of revenue, gross profit increased to 55% for the three months ended March 31, 2015 as compared to 53% for the same period in 2014.  This increase in gross margin was primarily due to an increase in higher margin revenue within our recurring technology and services revenue and the decrease in stock-based compensation expense mentioned above.  The $2.9 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended March 31,
	2014		2015
		% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$9,945	20%	$10,374	19%	$429	4%
General and administrative	8,788	17%	10,103	19%	1,315	15%
Research and development	5,129	10%	6,127	11%	998	19%
Depreciation and amortization	2,607	5%	2,052	4%	(555)	-21%
Total operating expense	$26,469	53%	$28,656	54%	$2,187	8%

Sales and marketing expense.  Our sales and marketing expense increased $0.4 million for the three months ended March 31, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.3 million, including increased employee compensation and benefits of $0.2 million and stock-based compensation expense of $0.1 million, and third-party contractor costs of $0.1 million as we increased the number of global direct and indirect sales force employees to accommodate growth in sales opportunities.   Our sales and marketing expense also increased as a result of a  $0.1 million increase in outside marketing expense for the three months ended March 31, 2015 as compared to the same period of 2014, primarily as result of increases in lead generation activities for new and existing geographies and customers.

General and administrative expense.  Our general and administrative expenses increased $1.3 million for the three months ended March 31, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.1 million, including increased employee compensation and benefits of $0.1 million and stock-based compensation expense of $1.0 million. Our general and administrative expense also increased as a result of a $0.2 million increase in foreign currency translation costs.

Research and development expense.  Our research and development expenses increased $1.0 million for the three months ended March 31, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.0 million, including increased employee compensation and benefits of $0.6 million and stock-based compensation expense of $0.3 million, primarily arising from increased headcount as a result of our initiative to enhance the functionality of our products and improve our ability to scale for increased demand.  Our research and development also increased as a result of a $0.1 million increase in third-party contractor costs.

Depreciation and amortization expense.  Our depreciation and amortization expense decreased $0.6 million for the three months ended March 31, 2015 as compared to the same period of 2014, due to a decrease in amortization expense of $0.6 million.  The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the second quarter of 2014.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

	Three Months Ended March 31,		Change
(in thousands)	2014	2015	$
Interest expense	$(37)	$(64)	$(27)
Interest income	9	9	—
Other income (expense)	13	(2)	(15)

Interest expense.  Interest expense increased to $64,000 for the three months ended March 31, 2015 from $37,000 for the three months ended March 31, 2014 primarily as a result of higher average debt balances in the three-month period ended March 31, 2015.

Interest income.  Interest income was comparable for the respective three-month periods ended March 31, 2015 and 2014.

Other income.  Other income was comparable for the respective three-month periods ended March 31, 2015 and 2014.

Income Tax Provision

Our income tax provision increased $0.2 million for the three months ended March 31, 2015 as compared to the same period in 2014 primarily as a result of income tax expense related to foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of March 31, 2015, we had cash and cash equivalents of $52.5 million and accounts receivable of $58.7 million.  As of March 31, 2015, we had amounts due under various debts and credit facilities of $4.8 million, which consisted of deferred consideration for the HCL-EMS and oneTEM acquisitions and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	December 31,	March 31,
(in thousands)	2014	2015
Cash and cash equivalents	$51,279	$52,543

	Three Months Ended March 31,
(in thousands)	2014	2015
Net cash provided by operating activities	$3,077	$4,001
Net cash used in investing activities	(1,218)	(794)
Net cash provided by (used in) financing activities	1,073	(1,561)
Effect of exchange rate on cash	(35)	(382)
Net increase in cash and cash equivalents	$2,897	$1,264

Cash Flows from Operating Activities

Operating activities provided $4.0 million of net cash during the three months ended March 31, 2015, which resulted from our net income of $0.3 million for the three months ended March 31, 2015 principally supplemented by non-cash charges of stock-based compensation of $5.0 million, depreciation and amortization of $2.1 million, amortization of marketing agreement intangible assets of $0.2 million and other non-cash charges of $0.3 million.  Cash provided by operating activities was adversely impacted by a $2.0 million increase in accounts receivable, a $1.5 million increase in prepaid expenses and other current assets, a $0.3 million decrease in accounts payable and accrued expenses and a $0.1 million decrease in deferred revenue during the three months ended March 31, 2015.

Operating activities provided $3.1 million of net cash during the three months ended March 31, 2014.  We incurred a net loss of $0.3 million for the three months ended March 31, 2014 that was principally offset by non-cash charges of stock-based compensation of $4.2 million and depreciation and amortization of $2.6 million.  Cash provided by operating activities was adversely impacted by a $1.6 million increase in accounts receivable, a $1.0 million increase in prepaid expenses and other current assets, a $0.6 million decrease in accounts payable and accrued expenses and a $0.3 million decrease in deferred revenue.

Cash Flows from Investing Activities

Cash used in investing activities totaled $0.8 million during the three months ended March 31, 2015 and consisted of capital expenditures related to the purchase of computer equipment and software.

Cash used in investing activities totaled $1.2 million during the three months ended March 31, 2014 and consisted of capital expenditures related to the purchase of computer equipment and software.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $1.6 million during the three months ended March 31, 2015, primarily consisting of $2.0 million of cash used to repurchase our common stock and net repayments of debt of $0.2 million partially offset by $0.7 million of proceeds from the exercise of stock options.

Cash flows provided by financing activities totaled $1.1 million during the three months ended March 31, 2014, primarily consisting of $1.2 million of proceeds from the exercise of stock options partially offset by net repayments of debt of $0.1 million.

Contractual Obligations

The following table summarizes our material contractual obligations at March 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$15,585	$6,952	$7,585	$1,048
Capital lease and other obligations	4,060	1,677	2,383	—
Interest on capital lease obligations	250	143	107	—
HCL-EMS contingent consideration	541	541	—	—
oneTEM deferred purchase price	242	71	171	—
	$20,678	$9,384	$10,246	$1,048

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

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 3 to our financial statements included in the 2014 Form 10-K.

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

Interest Rate Risk

At March 31, 2015, we had unrestricted cash and cash equivalents totaling $52.5 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000.  While we had net income of $3.0 million in 2012, $5.0 million in 2013 and $2.9 million in 2014 and $0.3 million for the three months ended March 31, 2015, we incurred net losses for every fiscal year prior to 2012.  Although we were profitable for 2012, 2013 and 2014 and for the three months ended March 31, 2015, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.  As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

We are currently migrating the customers of several businesses that we acquired during 2011 and 2012.   While to date we have successfully migrated a number of these customers, there can be no assurance that we will complete the migration in a timely manner or at all and the cost of such migration may be more significant than we have estimated.   Our business strategy includes the potential future acquisition of, or investment in, complementary businesses, services or technologies. These acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

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

We increased our number of full-time employees from 541 at December 31, 2010, to 1,004 at December 31, 2011, to 1,383 at December 31, 2012, to 2,059 at December 31, 2013 and to 2,339 at December 31, 2014, and our total revenue from $68.5 million in 2010, to $104.9 million in 2011, to $154.5 million in 2012, to $188.9 million in 2013 and to $212.5 million in 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Growing and managing a global organization and a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively.

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

If we are unable to protect our intellectual property rights and other proprietary information, our competitors could use our intellectual property to market software products similar to our own, which could decrease demand for our solution. We rely on a combination of patent, copyright, trademark, service mark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights and proprietary information, all of which provide only limited protection.  We have twenty-two issued patents and twenty-five patent applications pending. We cannot assure you that our issued patents, any patents that may issue from our patent applications pending or any other intellectual property rights that we currently hold or may in the future acquire will prove to be enforceable in actions against alleged infringers or otherwise provide sufficient protection of any competitive advantages that we may have.  In addition, any action that we take to enforce our patents or other intellectual property rights may be costly, time-consuming and a significant diversion of management attention from the continued growth and development of our business.

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

We host our software products and serve all of our customers from eleven third-party data center facilities. We do not control the operation of these facilities. AT&T operates our data centers in Secaucus, New Jersey and the Netherlands; Data Foundry operates our data center in Austin, Texas; iWeb Technologies operates our data center in Montreal, Canada; NTT Communications operates one of our data centers in Slough, United Kingdom and our data center in London, United Kingdom; FireHost operates our other data center in Slough, United Kingdom; Amazon Web Services operates our data centers in Sydney, Australia and Dublin, Ireland; Verizon Business operates our data center in Billerica, Massachusetts; and SunGard operates our data center in Nashville, Tennessee.  Our agreements for the use of these data center facilities vary in term length, some being month-to-month and others expiring at various dates from 2016 through 2017. The owners of these facilities have no obligation to continue such arrangements beyond their current terms, which are as short as the current month in the case of month-to-month arrangements, nor are they obligated to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to continue such arrangements or renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities and we may incur significant costs in connection with doing so. Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our software products could harm our reputation and damage our business. Interruptions in the availability of our software products might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.

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

As of April 30, 2015, our directors, executive officers and their affiliates beneficially owned, in the aggregate, approximately 12.3% of our outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to April 30, 2015, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of April 30, 2015, there were 5,344,278 shares subject to outstanding options and 1,676,185 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on registration statements on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of April 30, 2015, there were 10,000 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)(2)
				$28,500,007
January 1, 2015 - January 31, 2015	156,127	$11.48	156,127	$26,708,102
February 1, 2015 - February 28, 2015	18,149	$11.47	18,149	$26,500,011
March 1, 2015 - March 31, 2015	—	$—	—	$26,500,011
Total	174,276	$11.48	174,276	$26,500,011

(1)         On November 25, 2014, we announced that our board of directors had authorized a share repurchase program under which we may repurchase up to $30 million of our outstanding common stock on the open market or in privately negotiated transactions.  The $30 million includes $2.3 million of unused funds from a previous $20 million share repurchase program announced in 2012.

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

Tangoe, Inc.

Date: May 11, 2015	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer