Form 10-Q
period 2015-06-30
TANGOE INC
filed 2015-08-10
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 39,256,415 shares of our common stock outstanding on July 31, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		June 30,
	December 31,	2015
	2014	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,279	$36,421
Accounts receivable, less allowances of $588 and $734, respectively	56,948	57,838
Prepaid expenses and other current assets	5,901	11,598
Total current assets	114,128	105,857

COMPUTERS, FURNITURE AND EQUIPMENT-NET	5,217	5,674

OTHER ASSETS:
Intangible assets-net	28,753	36,428
Goodwill	65,348	76,008
Security deposits and other non-current assets	1,566	1,540
TOTAL ASSETS	$215,012	$225,507

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,733	$9,528
Accrued expenses	8,283	9,921
Deferred revenue-current portion	10,858	12,168
Notes payable-current portion	1,400	2,289
Total current liabilities	31,274	33,906

OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	4,372	4,748
Deferred revenue-less current portion	1,030	424
Notes payable-less current portion	166	2,550
Total liabilities	36,842	41,628

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2014 and June 30, 2015; 38,621,169 and 39,236,575 shares issued and outstanding as of December 31, 2014 and June 30, 2015, respectively	4	4
Additional paid-in capital	215,491	224,036
Warrants for common stock	10,610	10,610
Accumulated deficit	(45,859)	(48,143)
Accumulated other comprehensive loss	(2,076)	(2,628)
Total stockholders’ equity	178,170	183,879
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,012	$225,507

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015

Revenue:
Recurring technology and services	$47,069	$49,937	$93,068	$98,853
Strategic consulting, software licenses and other	5,605	4,541	10,000	9,094
Total revenue	52,674	54,478	103,068	107,947

Cost of revenue:
Recurring technology and services	22,200	23,585	43,598	45,215
Strategic consulting, software licenses and other	2,007	2,071	4,341	4,316
Total cost of revenue	24,207	25,656	47,939	49,531

Gross profit	28,467	28,822	55,129	58,416

Operating expenses:
Sales and marketing	10,182	10,835	20,127	21,209
General and administrative	9,844	10,710	18,632	20,813
Research and development	5,794	6,813	10,923	12,940
Depreciation and amortization	2,472	2,441	5,079	4,493
Income (loss) from operations	175	(1,977)	368	(1,039)

Other income (expense), net
Interest expense	(11)	(33)	(48)	(97)
Interest income	9	7	18	16
Other (expense) income	(28)	1	(15)	(1)
Income (loss) before income tax provision	145	(2,002)	323	(1,121)
Income tax provision	548	534	993	1,163
Net loss	$(403)	$(2,536)	$(670)	$(2,284)

Loss per common share:
Basic	$(0.01)	$(0.06)	$(0.02)	$(0.06)
Diluted	$(0.01)	$(0.06)	$(0.02)	$(0.06)

Weighted average number of common shares:
Basic	38,658	39,080	38,512	38,904
Diluted	38,658	39,080	38,512	38,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Loss (unaudited)

(in thousands)

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2014	2015	2014	2015

Net loss	$(403)	$(2,536)	$(670)	$(2,284)
Foreign currency translation adjustment	384	481	226	(552)
Total	$(19)	$(2,055)	$(444)	$(2,836)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Six Months Ended June 30, 2015

(in thousands, except share amounts)

	Common Stock		Additional	Common		Accumulated Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance December 31, 2014	38,621,169	$4	$215,491	$10,610	$(45,859)	$(2,076)	$178,170
Net loss	—	—	—	—	(2,284)	—	(2,284)
Foreign currency translation adjustment	—	—	—	—	—	(552)	(552)
Issuance of shares to certain employees	208,157	—	2,129	—	—	—	2,129
Issuance of shares from exercise of stock options	201,737	—	747	—	—	—	747
Issuance of shares from vesting of restricted stock units	379,788	—	—	—	—	—	—
Repurchase of common stock	(174,276)	—	(2,000)				(2,000)
Stock-based compensation	—	—	7,669	—	—	—	7,669
Balance June 30, 2015	39,236,575	$4	$224,036	$10,610	$(48,143)	$(2,628)	$183,879

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended June 30,
	2014	2015
Operating activities:
Net loss	$(670)	$(2,284)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of debt discount	36	12
Amortization of leasehold interest	(49)	(49)
Depreciation and amortization	5,079	4,493
(Decrease) increase in deferred rent liability	(35)	30
Amortization of marketing agreement intangible assets	219	310
Allowance for doubful accounts	60	180
Deferred income taxes	551	356
Foreign exchange adjustment	32	—
Stock based compensation	9,855	9,798
Loss on disposal of fixed asset	—	26
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(8,444)	(1,215)
Prepaid expenses and other assets	(135)	(1,164)
Other assets	(581)	104
Accounts payable	(249)	(1,194)
Accrued expenses	(333)	1,772
Deferred revenue	588	(447)
Net cash provided by operating activities	5,924	10,728
Investing activities:
Purchases of computers, furniture and equipment	(2,051)	(1,800)
Cash paid in connection with acquisitions, net of cash received	(531)	(22,000)
Net cash used in investing activities	(2,582)	(23,800)
Financing activities:
Borrowings of debt	177	583
Repayment of debt	(502)	(937)
Repurchase of common stock	(2,000)	(2,000)
Proceeds from exercise of stock options and stock warrants	1,505	747
Net cash used in financing activities	(820)	(1,607)

Effect of exchange rate on cash	(10)	(179)

Net increase (decrease) in cash and cash equivalents	2,512	(14,858)
Cash and cash equivalents, beginning of period	43,182	51,279
Cash and cash equivalents, end of period	$45,694	$36,421

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

2.     Business Combination

Rivermine

On May 6, 2015, the Company entered into an Asset Purchase Agreement (“APA”), with International Business Machines Corporation (“IBM”), a Delaware corporation, pursuant to which the parties agreed to the purchase by the Company of certain assets and liabilities of IBM’s Rivermine Telecommunications Expense Management business (“Rivermine”) through an asset purchase (the “Rivermine Acquisition”).  The Rivermine Acquisition closed on May 31, 2015.  At the closing of the Rivermine Acquisition, the Company acquired Rivermine for aggregate consideration of $22.0 million payable at closing. As part of the APA, IBM is paying the Company $1.2 million related to the deferred revenue balance. The Company has included the operating results of Rivermine in its condensed consolidated financial statements since the date of acquisition including revenue of $1.9 million.

Rivermine Purchase Price Allocation

The preliminary allocation of the total purchase price of Rivermine’s net tangible and identifiable intangible assets was based upon the Company’s estimated fair value of those assets as of May 31, 2015.  The Company is in the process of analyzing the valuation of the Rivermine net tangible and identifiable intangible assets and once complete any adjustments will be recorded in the third quarter of 2015. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the cash purchase consideration and the preliminary allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$22,000
Less: Due from Seller	(1,167)
$20,833
Preliminary allocation of purchase consideration:
Property and equipment	97
Identifiable intangible assets	11,000
Goodwill	10,903
Total assets acquired	22,000
Deferred revenue	(1,167)
$20,833

The goodwill and identifiable intangible assets related to the Rivermine Acquisition are tax deductible. The Company estimated the fair value of intangible assets using the income, cost and market approaches to value the identifiable intangible assets, which are subject to amortization. The following table presents the Company’s preliminary allocation of the estimated fair value of the identifiable intangible assets acquired:

Description	Fair Value (in thousands)	Weighted Average Useful Life (in years)
Customer relationships	$9,000	9.0
Technology	2,000	3.0
Total identifiable intangible assets	$11,000

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

3. Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and six months ended June 30, 2014 and 2015 as if the acquisition of Rivermine occurred at the beginning of 2014.  These results are not intended to reflect the actual operations of the Company had this acquisition occurred at January 1, 2014.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2015	2014	2015

Revenue	$59,529	$59,030	$116,779	$119,327
Operating loss	(584)	(2,768)	(1,150)	(3,016)
Net loss	(1,162)	(3,327)	(2,188)	(4,261)
Basic loss per common share	$(0.03)	$(0.09)	$(0.06)	$(0.11)

Diluted loss per common share	$(0.03)	$(0.09)	$(0.06)	$(0.11)

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

4. Loss per Share Applicable to Common Stockholders

The following table sets forth the computations of loss per share applicable to common stockholders for the three and six months ended June 30, 2014 and 2015:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2014	2015	2014	2015

Basic and diluted net loss per common share

Net loss	$(403)	$(2,536)	$(670)	$(2,284)

Basic weighted-average common shares used to compute basic net loss per share	38,658	39,080	38,512	38,904

Outstanding stock options	—	—	—	—
Outstanding restricted stock units	—	—	—	—
Common stock warrants	—	—	—	—

Diluted weighted-average common shares used to compute diluted net loss per share	38,658	39,080	38,512	38,904

Basic loss per common share	$(0.01)	$(0.06)	$(0.02)	$(0.06)

Diluted loss per common share	$(0.01)	$(0.06)	$(0.02)	$(0.06)

Diluted loss per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period.

Outstanding stock options	3,400	3,217	3,313	3,260
Outstanding restricted stock units	1,209	1,270	1,244	1,449
Common stock warrants	9	10	8	10

5. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	June 30,
(in thousands)	2014	2015

Computers and software	$14,386	$16,125
Furniture and fixtures	1,345	1,278
Leasehold improvements	1,595	1,654
	17,326	19,057
Less accumulated depreciation	(12,109)	(13,383)
Computers, furniture and equipment-net	$5,217	$5,674

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

Computers and software includes equipment under capital leases totaling approximately $2.5 million and $2.6 million at December 31, 2014 and June 30, 2015, respectively. Accumulated depreciation on equipment under capital leases totaled approximately $2.5 million at each of December 31, 2014 and June 30, 2015.  Depreciation and amortization expense associated with computers, furniture and equipment for the six months ended June 30, 2014 and 2015 was $1.3 million and $1.5 million, respectively.

6.     Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2014 and June 30, 2015:

			Weighted
	December 31,	June 30,	Average Useful
(in thousands)	2014	2015	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(1,029)	(1,054)
Patents, net	25	0
Technological know-how	14,802	16,697	5.7
Less: accumulated amortization	(10,245)	(11,141)
Technological know-how, net	4,557	5,556
Customer relationships	37,758	46,768	8.7
Less: accumulated amortization	(19,208)	(21,067)
Customer relationships, net	18,550	25,701
Convenants not to compete	1,094	1,063	2.0
Less: accumulated amortization	(1,049)	(1,052)
Convenants not to compete, net	45	11
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(1,090)	(1,400)
Strategic marketing agreement, net	5,113	4,803
Tradenames	857	858	3.8
Less: accumulated amortization	(641)	(748)
Tradenames, net	216	110
Trademarks	247	247	Indefinite
Intangible assets, net	$28,753	$36,428

The related amortization expense of intangible assets for the six months ended June 30, 2014 and 2015 was $3.8 million and $3.0 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at June 30, 2015 is as follows:

(in thousands)
July 1, 2015 to December 31, 2015	$3,576
2016	7,215
2017	6,623
2018	5,883
2019	4,552
Thereafter	8,332
Total	$36,181

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

The following table presents the changes in the carrying amounts of goodwill for the six months ended June 30, 2015.

Carrying
(in thousands)	Amount

Balance at December 31, 2014	$65,348
Rivermine acquisition	10,903
Foreign exchange translation effect	(243)
Balance at June 30, 2015	$76,008

7.      Debt

As of December 31, 2014 and June 30, 2015, debt outstanding included the following:

	December 31,	June 30,
(in thousands)	2014	2015

HCL-EMS contingent consideration. Payable as described below.	$541	$541

Deferred oneTEM purchase price, net of unamortized discount of $37 and $25 at December 31, 2014 and June 30, 2015, respectively.
Payable as described below.	235	247

Capital lease and other obligations	790	4,051
Total notes payable	$1,566	$4,839
Less current portion	$(1,400)	$(2,289)
Notes payable, less current portion	$166	$2,550

Line of Credit

The Company has a line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A., which line of credit the Company has not utilized following its initial public offering in August 2011.  The line of credit bears interest at the London Inter-Bank Offered Rate plus a 2.0% spread.  The line of credit matures in September 2015.  As of December 31, 2014 and June 30, 2015, there were no balances outstanding on the line of credit.  The line of credit has a financial covenant relative to minimum cash balance requirements and is secured by all of the Company’s tangible and intangible property.

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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.  In September 2014, the Company paid $0.4 million in satisfaction of the third-party claim that triggered the indemnity matter and the contingent consideration balance was reduced by this amount.

Deferred oneTEM Purchase Price

The purchase consideration for the Company’s acquisition of oneTEM GMBH, a private limited company incorporated in Germany (“oneTEM”), on April 18, 2013 (the “oneTEM Closing Date”) includes deferred cash consideration and contingent earn-out cash consideration.  The deferred cash consideration consists of a payment of €0.4 million in cash payable on the first anniversary of the oneTEM Closing Date.  The contingent earn-out cash consideration is payable pursuant to an earn-out formula based upon the business, whose historic revenue had been one-time consulting revenue, beginning to generate annual recurring revenue from specified customers and then year-over-year increases in annual recurring revenue from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12-month periods.  The Company valued this contingent earn-out cash consideration at €0.2 million.  No interest accrues on the deferred cash consideration or contingent earn-out consideration; however, the Company recorded imputed interest in the amount of €0.1 million based on weighted average cost of capital as of the date of the acquisition.  The deferred consideration was and the contingent earn-out cash consideration is subject to set-off rights of the Company with respect to certain indemnities given by the former holders of the issued share capital of oneTEM under the Share Purchase Agreement by and between the Company and oneTEM (the “oneTEM Purchase Agreement”). In April 2014, the Company paid the full €0.4 million of deferred consideration which was payable on the first anniversary of the oneTEM Closing Date.  This payment did not include any amounts related to the 2014 earn-out period.  No amounts have become payable under the earn-out terms for the 12-month periods of May 2013 to April 2014 and May 2014 to April 2015.

Capital Lease and Other Obligations

The Company entered into an installment payment agreement with a vendor under which the Company financed $3.5 million of software license fees.  The term of this agreement is three years with twelve quarterly installment payments.

8.      Stockholders’ Equity

Common Stock—As of December 31, 2014 and June 30, 2015, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 38,621,169 and 39,236,575 were issued and outstanding, respectively.

At the June 5, 2015 annual meeting of the Company’s stockholders, an amendment to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) to reserve an additional 2,200,000 shares of common stock for issuance under the 2011 Plan was approved by the Company’s stockholders.  The Company’s board of directors had previously approved such amendment.  The Company registered these share by filing a Form S-8 with the SEC on July 13, 2015.

During the six months ended June 30, 2015, the Company issued 208,157 shares of its common stock to certain of its employees under the provisions of the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) in the form of stock awards, as well as additional shares of common stock upon the exercise of stock options and the vesting of restricted stock units as described below.  For the six months ended June 30, 2015, the recorded stock-based compensation expenses of $2.1 million related to common stock issuances to certain of its employees and members of its board of directors.

In November 2014, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock on the open market or in privately negotiated transactions.  The $30 million includes $2.3 million of unused funds from a previous $20 million share repurchase program announced in 2012.  During the six months ended June 30, 2015, the Company repurchased 174,276 shares of common stock at an average price per share, including broker commissions, of $11.48, for an aggregate purchase price of $2.0 million.

Preferred Stock—As of December 31, 2014 and June 30, 2015, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

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

A summary of activity with respect to warrants to purchase common stock during the six months ended June 30, 2015 is presented below:

Common
Stock
Warrants

Outstanding at beginning of the year	10,000
Exercised	—
Issued	—
Cancelled	—
Outstanding at end of the period	10,000

Weighted average exercise price	$14.02

Stock Options—As of June 30, 2015, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.  The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

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

For the six months ended June 30, 2015, the Company recorded stock-based compensation expense of $2.4 million related to stock options.

As of June 30, 2015, there was $3.7 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options. This amount will be amortized on a straight-line basis over the requisite service period related to the stock option grants.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

A summary of the status of stock options issued pursuant to the Plans during the six months ended June 30, 2015 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	5,603,892	$9.04
Granted	—	$—
Forfeited	(113,462)	$15.11
Exercised	(201,737)	$3.73
Outstanding at end of the period	5,288,693	$9.11	5.4

Exercisable at end of the period	4,817,881	$8.53	5.3

Available for future grants at June 30, 2015	156,986

The intrinsic values of options outstanding, vested and exercised during the six months ended June 30, 2015 were as follows:

	Number of	Intrinsic
	Options	Value
Outstanding	5,288,693	$25,233,839
Vested	4,817,881	$25,226,392
Exercised	201,737	$1,738,333

During the six months ended June 30, 2015, employees and former employees of the Company exercised options to purchase a total of 201,737 shares of common stock at exercise prices ranging from $0.25 to $12.86 per share. Proceeds from the stock option exercises totaled $0.7 million.

Restricted Stock Units—During the six months ended June 30, 2015, the Company issued 842,305 restricted stock units to certain employees under the provisions of the 2011 Plan, of which 172,000 were performance-based restricted stock units and 379,788 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the six months ended June 30, 2015 had an aggregate value of $10.3 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from three months to three years.  The performance-based restricted stock units vest based on achievement of a specified financial metric, with the resulting number of shares earned then subject to further time-based vesting, with 20% vesting on the first anniversary of the grant date of February 19, 2015 and 20% each subsequent quarter until fully vested on the second anniversary of the grant date.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the six months ended June 30, 2015, the Company recorded stock-based compensation expenses of $5.3 million, related to restricted stock units.

As of June 30, 2015, there was $18.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

A summary of the status of restricted stock units issued pursuant to the Plans during the six months ended June 30, 2015 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value

Outstanding at beginning of the year	1,172,505	$17.36
Granted	842,305	$12.27
Forfeited	(69,462)	$15.34
Vested	(379,788)	$17.13
Outstanding at end of the period	1,565,560	$14.80

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $9.9 million and $9.8 million for the six months ended June 30, 2014 and 2015, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Cost of goods sold	$1,209	$554	$2,697	$1,464
Sales and marketing expenses	1,482	1,301	2,738	2,668
General and administrative expenses	2,100	2,223	3,135	4,289
Research and development	867	696	1,285	1,377
Total stock-based employee compensation	$5,658	$4,774	$9,855	$9,798

Stock-based compensation expense for equity awards outstanding as of June 30, 2015 will be recognized over the following periods as follows (in thousands):

Years Ending December 31,
July 1, 2015 to December 31, 2015	$8,296
2016	10,240
2017	3,684
2018	454
$22,674

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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

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

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2015 and the basis for that measurement:

	Fair Value Measurement at December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,372	$18,372	$—	$—
Contingent HCL-EMS acquisition consideration	541	—	—	541
Contingent oneTEM acquisition consideration	235	—	—	235
	$19,148	$18,372	$—	$776

	Fair Value Measurement at June 30, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$4,384	$4,384	$—	$—
Contingent HCL-EMS acquisition consideration	541	—	—	541
Contingent oneTEM acquisition consideration	247	—	—	247
	$5,172	$4,384	$—	$788

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

The changes in the fair value of the Level 3 liability for the six months ended June 30, 2015 are as follows:

	Contingent acquisition consideration
	Six Months Ended June 30, 2015
(in thousands)	HCL-EMS	oneTEM
Balance, Beginning of Period	$541	$235
Imputed interest	—	12
Balance, End of Period	$541	$247

The Company’s investment in overnight money market institutional funds, which amounted to $18.4 million and $4.4 million at December 31, 2014 and June 30, 2015, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS included a contingent consideration agreement that required additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach.  The remaining balance of $0.5 million represents the balance retained by the Company pending resolution of an outstanding indemnity matter, after reduction for the $0.4 million payment mentioned below.  The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of June 30, 2015, there were no changes in the recognized amounts from December 31, 2014.

The acquisition of oneTEM includes a contingent earn-out cash consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time consulting revenue. Under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then 9% of year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent earn-out cash consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent earn-out cash consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million and $0.3 million. As of June 30, 2015, there were no changes in the recognized amounts from December 31, 2014, except for the accretion of imputed interest.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

11.      Supplemental Cash Flow Information:

Information about other cash flow activities during the six months ended June 30, 2014 and 2015 are as follows:

	Six months ended June 30,
(in thousands)	2014	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$11	$72
Income tax payments	$278	$677

NON CASH FINANCING ACTIVITIES:
Software acquired with financing agreement	$—	$3,500
Computer, furniture and equipment acquired with capital lease	$—	$698

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

Rent expense, included in general and administrative expense, was approximately $2.9 million and $3.2 million for the six months ended June 30, 2014 and 2015, respectively.

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

Adjusted EBITDA.  We define Adjusted EBITDA as net income (loss) plus interest expense, other expense, income tax provision, depreciation and amortization, amortization of marketing agreement intangible assets, stock-based compensation expense and other expense less amortization of leasehold interest, interest income and other income.  Our management uses Adjusted EBITDA to measure our operating performance because it does not include the impact of items not directly resulting from our core business and certain non-cash expenses such as depreciation and amortization and stock-based compensation. We believe that this measure provides us with additional useful information to measure and understand our performance on a consistent basis, particularly with respect to changes in performance from period to period. We use Adjusted EBITDA in the preparation of our annual operating budgets and to measure and evaluate the effectiveness of our business strategies. Adjusted EBITDA is not calculated in accordance with generally accepted accounting principles in the United States of America, or GAAP, and is not a substitute for or superior to financial measures determined in accordance with GAAP. Other companies in our industry may calculate Adjusted EBITDA in a manner differently from us, which reduces its usefulness as a comparative measure.  Our Adjusted EBITDA has increased annually for each fiscal year since 2007 and we expect it to continue to increase in our fiscal year ending December 31, 2015.

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

Acquisitions

On May 31, 2015, we acquired the assets comprising IBM’s Rivermine Telecommunications Expense Management business, a leading provider of telecom expense management solutions.  The purchase price was $22.0 million in cash paid at the closing.  The transaction costs were immaterial and were expensed as incurred.

We continue to migrate to our platforms the customers of several of the businesses that we acquired during 2011 and 2012.  We generally expect to migrate the Rivermine customers to our Matrix platform following the release of the components of Matrix required for these customers.  While, to date, we have successfully migrated a number of the customers acquired in 2011 and 2012, there can be no assurance that we will complete these and the Rivermine customer migrations in a timely manner or at all and the cost of these migrations may be more significant than we have estimated.  We may pursue additional acquisitions of, or investments in, businesses, services and technologies that will expand the functionality of our solution, provide access to new markets or customers, or otherwise complement our existing operations.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months.  Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  We also derive recurring technology and services revenue from payment processing through MxPay, our bill pay solution.  As of June 30, 2015, we managed a total of approximately $32.8 billion in annual communications expense as compared to approximately $28.6 billion in annual communications expense as of June 30, 2014.  Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded.  Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period.  Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

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

Results of Operations for the Three and Six Month Periods Ended June 30, 2014 and 2015 (unaudited)

The following table presents selected consolidated statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended June 30,				Six Months Ended June 30,
(in thousands, except percentages)	2014	% of revenue	2015	% of revenue	2014	% of revenue	2015	% of revenue
Revenue:
Recurring technology and services	$47,069	89%	$49,937	92%	$93,068	90%	$98,853	92%
Strategic consulting, software licenses and other	5,605	11%	4,541	8%	10,000	10%	9,094	8%
Total revenue	52,674	100%	54,478	100%	103,068	100%	107,947	100%
Cost of revenue:
Recurring technology and services	22,200	42%	23,585	43%	43,598	42%	45,215	42%
Strategic consulting, software licenses and other	2,007	4%	2,071	4%	4,341	4%	4,316	4%
Total cost of revenue (1)	24,207	46%	25,656	47%	47,939	47%	49,531	46%

Gross profit	28,467	54%	28,822	53%	55,129	53%	58,416	54%
Operating expense:
Sales and marketing (1)	10,182	19%	10,835	20%	20,127	20%	21,209	20%
General and administrative (1)	9,844	19%	10,710	20%	18,632	18%	20,813	19%
Research and development (1)	5,794	11%	6,813	13%	10,923	11%	12,940	12%
Depreciation and amortization	2,472	5%	2,441	4%	5,079	5%	4,493	4%
Income (loss) from operations	175	0%	(1,977)	(4)%	368	0%	(1,039)	(1)%

Other income (expense), net
Interest expense	(11)	0%	(33)	0%	(48)	0%	(97)	0%
Interest income	9	0%	7	0%	18	0%	16	0%
Other (expense) income	(28)	0%	1	0%	(15)	0%	(1)	0%
Income (loss) before income tax provision	145	0%	(2,002)	(4)%	323	0%	(1,121)	(1)%
Income tax provision	548	1%	534	1%	993	1%	1,163	1%
Net loss	$(403)	(1)%	$(2,536)	(5)%	$(670)	(1)%	$(2,284)	(2)%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$1,209	$554	$2,697	$1,464
Sales and marketing	1,482	1,301	2,738	2,668
General and administrative	2,100	2,223	3,135	4,289
Research and development	867	696	1,285	1,377
	$5,658	$4,774	$9,855	$9,798

Revenue

The following table presents our components of revenue for the periods presented:

(unaudited)	Three Months Ended June 30,		Increase (Decrease)		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2014	2015	$	%	2014	2015	$	%
Recurring technology and services	$47,069	$49,937	$2,868	6%	$93,068	$98,853	$5,785	6%
Strategic consulting, software licenses and other	5,605	4,541	(1,064)	(19)%	10,000	9,094	(906)	(9)%
Total revenue	$52,674	$54,478	$1,804	3%	$103,068	$107,947	$4,879	5%

Our recurring technology and services revenue increased $2.9 million, or 6%, for the three months ended June 30, 2015 as compared to the same period in 2014.  This increase was primarily attributable to $3.6 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by a 14% increase in our total number of recurring revenue customers to 812 as of June 30, 2015, which amount excludes 375 acquisition customers for total recurring revenue customers of 1,187 as of June 30, 2015, from 714 as of June 30, 2014, which amount excludes 314 acquisition customers for total recurring revenue customers of 1,028 as of June 30, 2014.  This increase in revenue was partially offset by a $0.7 million decrease for the three months ended June 30, 2015, as compared to the same period in 2014, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $12.0 million for the three months ended June 30, 2015 from $12.7 million for the three months ended June 30, 2014, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $111,061 and $148,349 of amortization as a contra-revenue charge during the three months ended June 30, 2014 and 2015, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue decreased $1.1 million, or 19%, for the three months ended June 30, 2015 as compared to the same period of 2014, primarily due to decreases of $0.9 million in other revenue and $0.2 million strategic sourcing and consulting revenue.

Our recurring technology and services revenue increased $5.8 million, or 6%, for the six months ended June 30, 2015 as compared to the same period in 2014.  This increase was primarily attributable to $9.0 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by the increase in our total number of recurring revenue customers between June 30, 2014 and June 30, 2015 described above.  This increase in revenue was partially offset by a $3.2 million decrease for the six months ended June 30, 2015, as compared to the same period in 2014, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $22.7 million for the six months ended June 30, 2015 from $25.9 million for the six months ended June 30, 2014, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $218,823 and $309,738 of amortization as a contra-revenue charge during the six months ended June 30, 2014 and 2015, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue decreased $0.9 million, or 9%, for the six months ended June 30, 2015 as compared to the same period of 2014, primarily due to decreases of $0.8 million in other revenue and $0.1 million in mobile telecommunication accessories sales revenue.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

(unaudited)	Three Months Ended June 30,		Increase		Six Months Ended June 30,		Increase (Decrease)
(in thousands, except percentages)	2014	2015	$	%	2014	2015	$	%
Recurring technology and services	$22,200	$23,585	$1,385	6%	$43,598	$45,215	$1,617	4%
Strategic consulting, software licenses and other	2,007	2,071	64	3%	4,341	4,316	(25)	-1%
Total cost of revenue	$24,207	$25,656	$1,449	6%	$47,939	$49,531	$1,592	3%

Gross profit	$28,467	$28,822	$355	1%	$55,129	$58,416	$3,287	6%

Gross margin	54%	53%			53%	54%

Our recurring technology and services cost of revenue increased $1.4 million for the three months ended June 30, 2015 as compared to the same period in 2014.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $0.9 million, with $0.5 million of this increase related to the Rivermine acquisition, a $0.6 million increase in third-party licensing costs related to the Rivermine acquisition, a $0.2 million increase in payment processing costs and a $0.1 million net increase in other infrastructure costs which includes $0.2 million of additional infrastructure costs related to the Rivermine acquisition.  The increases in our recurring technology and services cost of revenue were partly offset by decreases in third-party contractor costs of $0.4 million as a result of cost efficiencies gained from our continued migration of acquired customers from acquisitions in 2011 and 2012.

Our strategic consulting, software licenses and other cost of revenue increased $0.1 million for the three months ended June 30, 2015 as compared to the same period in 2014, primarily due to a $0.1 million increase in salary and other compensation-related costs as a result of increased third-party contractor costs related to our strategic consulting business.

As a percentage of revenue, gross profit decreased to 53% for the three months ended June 30, 2015 as compared to 54% for the same period in 2014.  This decrease in gross margin was primarily related to the Rivermine acquisition, as this business had historically operated with a lower gross margin than ours, and the decrease in strategic consulting, software license and other revenue.  The $0.4 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Our recurring technology and services cost of revenue increased $1.6 million for the six months ended June 30, 2015 as compared to the same period in 2014.  This increase primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs, of $1.8 million, with $0.5 million of this increase related to the Rivermine acquisition, a $0.5 million net increase in third-party licensing costs, with $0.6 million of this increase related to the Rivermine acquisition, a $0.5 million increase in payment processing costs. The increases in our recurring technology and services cost of revenue were partly offset by decreases in third-party contractor costs of $1.0 million as a result of cost efficiencies gained from our continued migration of acquired customers from acquisitions in 2011 and 2012, a $0.1 million net decrease in other infrastructure costs which includes $0.2 million increase in costs related to the Rivermine acquisition and a $0.1 million decrease in telecommunication costs.

Our strategic consulting, software licenses and other cost of revenue was comparable for the respective six month periods ended June 30, 2015 and 2014. Our third-party contractor costs related to our increase in our strategic sourcing and consulting revenues increased $0.2 million, and this was offset by a $0.2 million decrease in the costs associated with our sales of mobile telecommunication accessories.

As a percentage of revenue, gross profit increased to 54% for the six months ended June 30, 2015 as compared to 53% for the same period in 2014.  This increase in gross margin was primarily due to an increase in higher margin revenue within our recurring technology and services revenue.  The $3.3 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended June 30,						Six Months Ended June 30,
	2014		2015				2014		2015
(unaudited)		% of		% of	Change			% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$10,182	19%	$10,835	20%	$653	6%	$20,127	20%	$21,209	20%	$1,082	5%
General and administrative	9,844	19%	10,710	20%	866	9%	18,632	18%	20,813	19%	2,181	12%
Research and development	5,794	11%	6,812	13%	1,018	18%	10,923	11%	12,939	12%	2,016	18%
Depreciation and amortization	2,472	5%	2,441	4%	(31)	-1%	5,079	5%	4,493	4%	(586)	-12%
Total operating expense	$28,292	54%	$30,798	57%	$2,506	9%	$54,761	53%	$59,454	55%	$4,693	9%

Sales and marketing expense.  Our sales and marketing expense increased $0.7 million for the three months ended June 30, 2015 as compared to the same period of 2014, as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.3 million, including increased employee compensation and benefits of $0.5 million partially offset by a $0.2 million decrease in stock-based compensation expense.  The increase in employee compensation and benefits was a result of our increased number of global direct and indirect sales force employees to accommodate growth in sales opportunities, which includes a $0.1 million increase related to the Rivermine acquisition.  Our sales and marketing expense also increased as a result of a $0.4 million increase in outside marketing expense for the three months ended June 30, 2015 as compared to the same period of 2014, primarily as result of increases in lead generation activities for new and existing geographies and customers.

Our sales and marketing expense increased $1.1 million for the six months ended June 30, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.7 million as a result of our increased number of global direct and indirect sales force employees to accommodate growth in sales opportunities, which includes a $0.1 million increase related to the Rivermine acquisition.  Our sales and marketing expense also increased as a result of a $0.4 million increase in outside marketing expense for the six months ended June 30, 2015 as compared to the same period of 2014, primarily as result of increases in lead generation activities for new and existing geographies and customers.

General and administrative expense.  Our general and administrative expenses increased $0.9 million for the three months ended June 30, 2015 as compared to the same period of 2014, as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $0.3 million, including increased employee compensation and benefits of $0.2 million and stock-based compensation expense of $0.1 million. Our general and administrative expense also increased as a result of increases in technology data center co-location costs of $0.4 million and facility and overhead costs of $0.1 million, primarily attributable to the rent and overhead costs associated with additional facilities, and travel-related costs of $0.1 million.

Our general and administrative expenses increased $2.2 million for the six months ended June 30, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.4 million, including increased stock-based compensation expenses of $1.1 million and employee compensation and benefits of $0.3 million. Our general and administrative expense also increased as a result of increases in technology data center co-location costs of $0.4 million and other general and administrative costs of $0.3 million, related to increases in foreign currency translation costs, corporate insurance and office expenses and facility and overhead costs of $0.1 million, primarily attributable to the rent and overhead costs associated with additional facilities.

Research and development expense.  Our research and development expenses increased $1.0 million for the three months ended June 30, 2015 as compared to the same period of 2014, as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.0 million, which includes $0.2 million related to the Rivermine acquisition.  The $0.8 million non-Rivermine-related increase was primarily due to increased headcount as a result of our initiative to enhance the functionality of our current products, continued development of our Matrix Solution Suite and improve our ability to scale for increased demand.

Our research and development expenses increased $2.0 million for the six months ended June 30, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.9 million, including increases related to employee compensation and benefits of $1.7 million, stock-based compensation expense of $0.1 million and third-party contractor costs of $0.1 million, primarily arising from increased headcount as a result of our initiative to enhance the functionality of our current products, continued development of our Matrix Solution Suite and improve our ability to scale for increased demand.  Our research and development also increased as a result of a $0.1 million increase in travel-related costs as a result of the increased headcount.

Depreciation and amortization expense.  Our depreciation and amortization expense decreased by less than $0.1 million for the three months ended June 30, 2015 as compared to the same period of 2014, due to a decrease in amortization expense of $0.2 million partly offset by a $0.1 million increase in depreciation expense.  The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the second quarter of 2014.  The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Our depreciation and amortization expense decreased $0.6 million for the six months ended June 30, 2015 as compared to the same period of 2014, due to a decrease in amortization expense of $0.8 million partially offset by a $0.2 million increase in depreciation expense.  The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the second quarter of 2014.  The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

(unaudited)	Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
(in thousands)	2014	2015		$2014	2015	$
Interest expense	$(11)	$(33)	$(22)	$(48)	$(97)	(49)
Interest income	9	7	(2)	18	16	(2)
Other (expense) income	(28)	1	29	(15)	1

Interest expense.  Interest expense increased to $33,000 for the three months ended June 30, 2015 from $11,000 for the three months ended June 30, 2014 primarily as a result of higher average debt balances in the three-month period ended June 30, 2015 .

Interest expense increased to $97,000 for the six months ended June 30, 2015 from $48,000 for the six months ended June 30, 2014 primarily as a result of higher average debt balances in the six-month period ended June 30, 2015 .

Interest income.  Interest income was comparable for the respective three and six-month periods ended June 30, 2015 and 2014.

Other (expense) income.  Other (expense) income was comparable for the respective three and six-month periods ended June 30, 2015 and 2014.

Income Tax Provision

Our income tax provision was $0.5 million for the respective three-month periods ended June 30, 2015 and 2014.

Our income tax provision increased $0.2 million for the six months ended June 30, 2015 as compared to the same period in 2014 primarily as a result of higher income tax expense related to taxation in foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of June 30, 2015, we had cash and cash equivalents of $36.4 million and accounts receivable of $57.8 million.  As of June 30, 2015, we had amounts due under various debts and credit facilities of $4.8 million, which consisted of deferred consideration for the HCL-EMS and oneTEM acquisitions and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	December 31,	June 30,
(in thousands)	2014	2015
Cash and cash equivalents	$51,279	$36,421

	Six Months Ended March 31,
(in thousands)	2014	2015
Net cash provided by operating activities	$5,924	$10,728
Net cash used in investing activities	(2,582)	(23,800)
Net cash used in financing activities	(820)	(1,607)
Effect of exchange rate on cash	(10)	(179)
Net increase (decrease) in cash and cash equivalents	$2,512	$(14,858)

Cash Flows from Operating Activities

Operating activities provided $10.7 million of net cash during the six months ended June 30, 2015.  We incurred a net loss of $2.3 million for the six months ended June 30, 2015 that was principally offset by non-cash charges of stock-based compensation of $9.8 million, depreciation and amortization of $4.5 million and other non-cash charges of $0.4 million.  Cash provided by operating activities was also adversely impacted by a $1.2 million increase in accounts receivable, a $1.2 million decrease in accounts payable and a $1.1 million increase in prepaid expenses and other current assets and was positively impacted by a $1.8 million increase in accrued liabilities.

Operating activities provided $5.9 million of net cash during the six months ended June 30, 2014.  We incurred a net loss of $0.7 million for the six months ended June 30, 2014 that was principally offset by non-cash charges of stock-based compensation of $9.9 million,  depreciation and amortization of $5.1 million, an increase in deferred revenue of $0.6 million and an increase in deferred income taxes of $0.6 million.  Cash provided by operating activities was adversely impacted by an $8.4 million increase in accounts receivable, a $0.6 million increase in prepaid expenses and a $0.6 million decrease in accounts payable and accrued expenses.

Cash Flows from Investing Activities

Cash used in investing activities totaled $23.8 million during the six months ended June 30, 2015 and consisted of $22.0 million paid in connection with the IBM Rivermine acquisition and capital expenditures of $1.8 million related to the purchase of computer equipment and software.

Cash used in investing activities totaled $2.6 million during the six months ended June 30, 2014 and consisted of capital expenditures of $2.1 million primarily related to the purchase of computer equipment and software and a $0.5 million payment of deferred cash consideration in connection with the oneTEM acquisition.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $1.6 million during the six months ended June 30, 2015, primarily consisting of $2.0 million of cash used to repurchase our common stock and net repayments of debt of $0.3 million partially offset by $0.7 million of proceeds from the exercise of stock options.

Cash used in financing activities totaled $0.8 million during the six months ended June 30, 2014 primarily consisting of $2.0 million of cash used to repurchase our common stock and net repayments of debt of $0.3 million partially offset by $1.5 million of proceeds from the exercise of stock options and stock warrants.

Contractual Obligations

The following table summarizes our material contractual obligations at June 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$18,204	$7,210	$9,198	$1,796
Capital lease and other obligations	4,051	1,608	2,443	—
Interest on capital lease obligations	254	125	129	—
HCL-EMS contingent consideration	541	541	—	—
oneTEM deferred purchase price	247	164	83	—
	$23,297	$9,648	$11,853	$1,796

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

•                  oneTEM contingent consideration consists of contingent earn-out cash consideration payable on April 18 in each of 2016 and 2017.

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

Interest Rate Risk

At June 30, 2015, we had unrestricted cash and cash equivalents totaling $36.4 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000.  While we had net income of $3.0 million in 2012, $5.0 million in 2013 and $2.9 million in 2014, we incurred net losses for every fiscal year prior to 2012 and for the six months ended June 30, 2015.  Although we were profitable for 2012, 2013 and 2014, we cannot predict if we will be able to maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.  As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to maintain profitability and we may incur significant losses for the foreseeable future.

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

The CLM market is highly fragmented, and we believe that it is likely that some of our existing competitors will consolidate or will be acquired. Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive solution than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships, such as with Vodafone’s acquisitions of TnT Expense Management and Quickcomm in October 2010, Dimension Data’s acquisition of Xigo in December 2012 and the merger of Veramark, Movero and the Pinnacle business of Paetec to form Calero in December 2013. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality.  Any of the competitive pressures described above could result in a substantial loss of customers or a reduction in our revenue.

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

We are currently migrating the customers of several businesses that we acquired during 2011, 2012 and 2015.  While to date we have successfully migrated a number of the customers from the businesses we acquired in 2011 and 2012, there can be no assurance that we will complete the migration of these customers or the customers from our Rivermine acquisition in a timely manner or at all and the cost of such migration may be more significant than we have estimated.  Our business strategy includes the potential future acquisition of, or investment in, complementary businesses, services or technologies. These acquisitions, investments or new business relationships may result in unforeseen difficulties and expenditures. We may encounter difficulties assimilating or integrating the businesses, technologies, products, services, personnel or operations of companies we have acquired or companies that we may in the future acquire. These difficulties may arise if the key personnel of the acquired company choose not to work for us, the company’s technology or services do not easily integrate with ours or we have difficulty retaining the acquired company’s customers due to changes in its management or for other reasons. These acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. In addition, any future acquisition may require us to:

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

We are currently expanding our international sales and operations, including particularly in the United Kingdom, the Netherlands, Germany, other parts of Europe, Canada, India, China, Australia, Singapore and Latin America. This international expansion will subject us to new risks that we have not faced in the United States and the countries in which we currently conduct business. These risks include:

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

As of July 31, 2015, our directors, executive officers and their affiliates beneficially owned, in the aggregate, approximately 11.9% of our outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to July 31, 2015, the trading prices of our stock have ranged from $8.01 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of July 31, 2015, there were 5,258,826 shares subject to outstanding options and 1,563,220 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on registration statements on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of July 31, 2015, there were 10,000 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)(2)

				$26,500,011
April 1, 2015 - April 30, 2015	—	$—	—	$26,500,011
May 1, 2015 - May 31, 2015	—	$—	—	$26,500,011
June 1, 2015 - June 30, 2015	—	$—	—	$26,500,011
Total	—	$—	—	$26,500,011

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

2.1

Asset Purchase Agreement, dated as of May 6, 2015, by and among the Company and International Business Machines Corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 001-35247) filed by the Company on May 7, 2015.

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

Tangoe, Inc.

Date: August 10, 2015	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer