Form 10-Q
period 2015-09-30
TANGOE INC
filed 2015-11-09
CIK 1182325

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 39,430,820 shares of our common stock outstanding on October 31, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

TANGOE, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

		September 30,
	December 31,	2015
	2014	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$51,279	$36,559
Accounts receivable, less allowances of $588 and $1,007, respectively	56,948	60,716
Prepaid expenses and other current assets	5,901	12,472
Total current assets	114,128	109,747

COMPUTERS, FURNITURE AND EQUIPMENT-NET	5,217	5,803

OTHER ASSETS:
Intangible assets-net	28,753	34,455
Goodwill	65,348	75,767
Security deposits and other non-current assets	1,566	1,900
TOTAL ASSETS	$215,012	$227,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,733	$11,898
Accrued expenses	8,283	11,328
Deferred revenue-current portion	10,858	11,699
Notes payable-current portion	1,400	2,419
Total current liabilities	31,274	37,344

OTHER LIABILITIES:
Deferred taxes and other non-current liabilities	4,372	4,854
Deferred revenue-less current portion	1,030	461
Notes payable-less current portion	166	2,621
Total liabilities	36,842	45,280

COMMITMENTS AND CONTINGENCIES (NOTE 12)

STOCKHOLDERS’ EQUITY
Common stock, par value $0.0001 per share-150,000,000 shares authorized as of December 31, 2014 and September 30, 2015; 38,621,169 and 39,398,240 shares issued and outstanding as of December 31, 2014 and September 30, 2015, respectively	4	4
Additional paid-in capital	215,491	227,954
Warrants for common stock	10,610	10,610
Accumulated deficit	(45,859)	(52,645)
Accumulated other comprehensive loss	(2,076)	(3,531)
Total stockholders’ equity	178,170	182,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$215,012	$227,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Operations (unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015

Revenue:
Recurring technology and services	$48,184	$52,638	$141,252	$151,491
Strategic consulting, software licenses and other	6,297	3,935	16,297	13,029
Total revenue	54,481	56,573	157,549	164,520

Cost of revenue:
Recurring technology and services	23,035	25,969	66,633	71,184
Strategic consulting, software licenses and other	2,419	2,223	6,760	6,539
Total cost of revenue	25,454	28,192	73,393	77,723

Gross profit	29,027	28,381	84,156	86,797

Operating expenses:
Sales and marketing	9,494	11,164	29,621	32,373
General and administrative	9,918	11,289	28,550	32,102
Research and development	5,767	6,954	16,690	19,894
Depreciation and amortization	2,347	2,558	7,426	7,051
Income (loss) from operations	1,501	(3,584)	1,869	(4,623)

Other income (expense), net
Interest expense	(33)	(75)	(81)	(172)
Interest income	8	2	26	18
Other income (expense)	94	(151)	79	(152)
Income (loss) before income tax provision	1,570	(3,808)	1,893	(4,929)
Income tax provision	635	694	1,628	1,857
Net income (loss)	$935	$(4,502)	$265	$(6,786)

Income (loss) per common share:
Basic	$0.02	$(0.11)	$0.01	$(0.17)
Diluted	$0.02	$(0.11)	$0.01	$(0.17)

Weighted average number of common shares:
Basic	38,799	39,314	38,609	39,042
Diluted	41,109	39,314	41,134	39,042

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Comprehensive Income (loss) (unaudited)

(in thousands)

	For the Three Months ended		For the Nine Months ended
	September 30,		September 30,
	2014	2015	2014	2015

Net income (loss)	$935	$(4,502)	$265	$(6,786)
Foreign currency translation adjustment	(926)	(903)	(700)	(1,455)
Total	$9	$(5,405)	$(435)	$(8,241)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statement of Changes in Stockholders’ Equity (unaudited)

For the Nine Months Ended September 30, 2015

(in thousands, except share amounts)

	Common Stock		Additional	Common		Accumulated Other	Total
	Number of		Paid-In	Stock	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Capital	Warrants	Deficit	Loss	Equity
Balance December 31, 2014	38,621,169	$4	$215,491	$10,610	$(45,859)	$(2,076)	$178,170
Net loss	—	—	—	—	(6,786)	—	(6,786)
Foreign currency translation adjustment	—	—	—	—	—	(1,455)	(1,455)
Issuance of shares to certain employees	260,394	—	2,513	—	—	—	2,513
Issuance of shares from exercise of stock options	224,855	—	855	—	—	—	855
Issuance of shares from vesting of restricted stock units	466,098	—	—	—	—	—	—
Repurchase of common stock	(174,276)	—	(2,000)	—	—	—	(2,000)
Stock-based compensation	—	—	11,095	—	—	—	11,095
Balance September 30, 2015	39,398,240	$4	$227,954	$10,610	$(52,645)	$(3,531)	$182,392

The accompanying notes are an integral part of these condensed consolidated financial statements.

TANGOE, INC.

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Nine Months Ended September 30,
	2014	2015
Operating activities:
Net income (loss)	$265	$(6,786)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of debt discount	45	18
Amortization of leasehold interest	(74)	(74)
Depreciation and amortization	7,426	7,051
Decrease in deferred rent liability	(29)	(12)
Amortization of marketing agreement intangible assets	332	464
Allowance for doubful accounts	90	590
Deferred income taxes	733	528
Foreign exchange adjustment	32	—
Stock based compensation	14,605	13,798
Loss on disposal of fixed asset	—	27
Changes in assets and liabilities, net of acquisitions:
Accounts receivable	(9,167)	(4,768)
Prepaid expenses and other assets	(1,260)	(1,210)
Other assets	(357)	128
Accounts payable	(204)	1,206
Accrued expenses	(323)	3,198
Deferred revenue	90	(1,037)
Net cash provided by operating activities	12,204	13,121
Investing activities:
Purchases of computers, furniture and equipment	(2,699)	(2,804)
Cash paid in connection with acquisitions, net of cash received	(881)	(22,541)
Net cash used in investing activities	(3,580)	(25,345)
Financing activities:
Borrowings of debt	177	608
Repayment of debt	(658)	(1,578)
Repurchase of common stock	(4,000)	(2,000)
Proceeds from exercise of stock options and stock warrants	1,897	855
Net cash used in financing activities	(2,584)	(2,115)

Effect of exchange rate on cash	(304)	(381)

Net increase (decrease) in cash and cash equivalents	5,736	(14,720)
Cash and cash equivalents, beginning of period	43,182	51,279
Cash and cash equivalents, end of period	$48,918	$36,559

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

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the Company’s financial position and results of operations for the periods presented have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.

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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

2.     Business Combination

Rivermine

On May 6, 2015, the Company entered into an Asset Purchase Agreement with International Business Machines Corporation (“IBM”), a Delaware corporation, pursuant to which the parties agreed to the purchase by the Company of certain assets and liabilities of  IBM’s Rivermine Telecommunications Expense Management business (“Rivermine”) through an asset purchase (the “Rivermine Acquisition”).  The Rivermine Acquisition closed on May 31, 2015.  At the closing of the Rivermine Acquisition, the Company acquired Rivermine for aggregate consideration of $22.0 million payable at closing.  As part of this acquisition, IBM is paying the Company $1.2 million related to Rivermine’s deferred revenue balance.  The Company has included the operating results of Rivermine in its condensed consolidated financial statements since the date of acquisition through September 30, 2015, including recurring technology and services revenue of $7.4 million.

Rivermine Purchase Price Allocation

The preliminary allocation of the total purchase price of Rivermine’s net tangible and identifiable intangible assets was based upon the Company’s estimated fair value of those assets as of May 31, 2015.   The Company is in the process of analyzing the valuation of the Rivermine net tangible and identifiable intangible assets and once complete any adjustments will be recorded in the fourth quarter of 2015. The Company allocated the excess of purchase price over the identifiable intangible and net tangible assets to goodwill. The following table presents the cash purchase consideration and the preliminary allocation of the total purchase price (in thousands):

Purchase consideration:
Cash	$22,000
Less: Due from Seller	(1,167)
$20,833

Preliminary allocation of purchase consideration:
Property and equipment	97
Identifiable intangible assets	11,000
Goodwill	11,097
Total assets acquired	22,194
Deferred revenue	(1,361)
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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

3. Unaudited Pro Forma Results

The following table presents the unaudited pro forma results of the Company for the three and nine months ended September 30, 2014 and 2015 as if the acquisition of Rivermine occurred at the beginning of 2014.  These results are not intended to reflect the actual operations of the Company had this acquisition occurred at January 1, 2014.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2015	2014	2015

Revenue	$61,336	$56,573	$178,115	$175,900
Operating income (loss)	742	(3,584)	(409)	(6,600)
Net income (loss)	176	(4,502)	(2,013)	(8,763)
Basic income (loss) per common share	$0.00	$(0.11)	$(0.05)	$(0.22)

Diluted income (loss) per common share	$0.00	$(0.11)	$(0.05)	$(0.22)

4. Income (loss) per Share Applicable to Common Stockholders

The following table sets forth the computations of income (loss) per share applicable to common stockholders for the three and nine months ended September 30, 2014 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2014	2015	2014	2015

Basic and diluted net income (loss) per common share

Net income (loss)	$935	$(4,502)	$265	$(6,786)

Basic weighted-average common shares used to compute basic net income (loss) per share	38,799	39,314	38,609	39,042

Outstanding stock options	2,241	—	2,374	—
Outstanding restricted stock units	69	—	150	—
Common stock warrants	—	—	1	—
Diluted weighted-average common shares used to compute diluted net income (loss) per share	41,109	39,314	41,134	39,042

Basic income (loss) per common share	$0.02	$(0.11)	$0.01	$(0.17)

Diluted income (loss) per common share	$0.02	$(0.11)	$0.01	$(0.17)

Diluted income (loss) per common share for the periods presented does not reflect the following potential common shares as the effect would be anti-dilutive either because the proceeds under the treasury stock method were in excess of the average fair market value for the period or because the Company had a net loss in the period.

Outstanding stock options	3,434	3,559	3,302	3,297
Outstanding restricted stock units	1,177	1,248	1,096	1,091
Common stock warrants	10	10	9	10

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

5. Computers, Furniture and Equipment-Net

Computers, furniture and equipment-net consist of:

	As of
	December 31,	September 30,
(in thousands)	2014	2015

Computers and software	$14,386	$17,054
Furniture and fixtures	1,345	1,294
Leasehold improvements	1,595	1,646
	17,326	19,994
Less accumulated depreciation	(12,109)	(14,191)
Computers, furniture and equipment-net	$5,217	$5,803

Computers and software includes equipment under capital leases totaling approximately $2.5 million and $2.6 million at December 31, 2014 and September 30, 2015, respectively. Accumulated depreciation on equipment under capital leases totaled approximately $2.5 million at each of December 31, 2014 and September 30, 2015.  Depreciation and amortization expense associated with computers, furniture and equipment for the nine months ended September 30, 2014 and 2015 was $1.9 million and $2.4 million, respectively.

6.     Intangible Assets and Goodwill

The following table presents the components of the Company’s intangible assets as of December 31, 2014 and September 30, 2015:

			Weighted
	December 31,	September 30,	Average Useful
(in thousands)	2014	2015	Life (in years)

Patents	$1,054	$1,054	8.0
Less: accumulated amortization	(1,029)	(1,054)
Patents, net	25	0
Technological know-how	14,802	16,533	5.7
Less: accumulated amortization	(10,245)	(11,609)
Technological know-how, net	4,557	4,924
Customer relationships	37,758	46,660	8.8
Less: accumulated amortization	(19,208)	(22,081)
Customer relationships, net	18,550	24,579
Convenants not to compete	1,094	1,026	2.0
Less: accumulated amortization	(1,049)	(1,026)
Convenants not to compete, net	45	0
Strategic marketing agreement	6,203	6,203	10.0
Less: accumulated amortization	(1,090)	(1,554)
Strategic marketing agreement, net	5,113	4,649
Tradenames	857	841	3.8
Less: accumulated amortization	(641)	(785)
Tradenames, net	216	56
Trademarks	247	247	Indefinite
Intangible assets, net	$28,753	$34,455

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

The related amortization expense of intangible assets for the nine months ended September 30, 2014 and 2015 was $5.5 million and $4.7 million, respectively.  The Company’s estimate of future amortization expense for acquired intangible assets that exist at September 30, 2015 is as follows:

(in thousands)
October 1, 2015 to December 31, 2015	$1,732
2016	7,187
2017	6,608
2018	5,852
2019	4,509
Thereafter	8,320
Total	$34,208

The following table presents the changes in the carrying amounts of goodwill for the nine months ended September 30, 2015.

Carrying
(in thousands)	Amount

Balance at December 31, 2014	$65,348
Rivermine acquisition	11,097
Foreign exchange translation effect	(678)
Balance at September 30, 2015	$75,767

7.      Debt

As of December 31, 2014 and September 30, 2015, debt outstanding included the following:

	December 31,	September 30,
(in thousands)	2014	2015

HCL-EMS contingent consideration. Payable as described below.	$541	$—

Deferred oneTEM purchase price, net of unamortized discount of $37 and $21 at December 31, 2014 and September 30, 2015, respectively.
Payable as described below.	235	252

Capital lease and other obligations	790	4,788
Total notes payable	$1,566	$5,040
Less current portion	$(1,400)	$(2,419)
Notes payable, less current portion	$166	$2,621

Line of Credit

The Company had a line of credit of up to $8.0 million based upon 80% of the Company’s eligible accounts receivable with JP Morgan Chase Bank, N.A., which line of credit the Company had not utilized following its initial public offering in August 2011.  The line of credit bore interest at the London Inter-Bank Offered Rate plus a 2.0% spread.  The

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

line of credit matured in September 2015.  The Company is currently in negotiations to renew the line of credit for an additional year.  As of December 31, 2014 and September 30, 2015, there were no balances outstanding on the line of credit.  The line of credit had a financial covenant relative to minimum cash balance requirements and was secured by all of the Company’s tangible and intangible property.

Contingent HCL-EMS Consideration

The purchase consideration for the Company’s acquisition of substantially all of the assets and certain liabilities of HCL Expense Management Services, Inc. (“HCL-EMS”) in January 2011 included deferred cash consideration. The deferred cash consideration included contingent cash payments following each of the first and second anniversaries of the closing date of the HCL-EMS acquisition on January 25, 2011 (the “HCL-EMS Closing Date”), pursuant to an earn-out formula based upon specified revenues from specified customers acquired from HCL-EMS, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the Asset Purchase Agreement entered into in December 2010 in connection with the HCL-EMS acquisition (the “HCL-EMS APA”). No interest accrued on the deferred cash consideration; however, the Company recorded imputed interest in the amount of $0.6 million based on the Company’s weighted average cost of debt as of the date of the acquisition. The obligation to pay the deferred cash consideration is unsecured. In 2012, the Company and HCL-EMS agreed that the gross amount of the first year earn-out would be $1.9 million and the Company paid that amount to HCL-EMS.  In April 2013, the Company and HCL-EMS agreed that the gross amount of the second year earn-out would be $1.9 million.  In early August 2013, the Company paid $1.0 million of the second year earn-out to HCL-EMS, and retained the balance of the second year earn-out in the amount of $0.9 million pending resolution of an outstanding indemnity matter.  In September 2014, the Company paid $0.4 million in satisfaction of the third-party claim that triggered the indemnity matter and the contingent consideration balance was reduced by this amount.  In September 2015, the Company paid in full the remaining $0.5 million of contingent consideration and the outstanding indemnity matter has been settled.

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

Capital Lease and Other Obligations

The Company is party to an installment payment agreement with a vendor under which the Company financed $3.5 million of software license fees.  The term of this agreement began in April 2015 and continues for three years with twelve quarterly installment payments.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

8.      Stockholders’ Equity

Common Stock

As of December 31, 2014 and September 30, 2015, the number of authorized shares of common stock, par value $0.0001 per share, was 150,000,000, of which 38,621,169 and 39,398,240 were issued and outstanding, respectively.

At the June 5, 2015 annual meeting of the Company’s stockholders, an amendment to the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) to reserve an additional 2,200,000 shares of common stock for issuance under the 2011 Plan was approved by the Company’s stockholders.  The Company’s board of directors had previously approved such amendment.  The Company registered these shares by filing a Form S-8 with the SEC on July 13, 2015.

During the nine months ended September 30, 2015, the Company issued 260,394 shares of its common stock to certain of its employees under the provisions of the 2011 Plan in the form of stock awards, as well as additional shares of common stock upon the exercise of stock options and the vesting of restricted stock units as described below.  For the nine months ended September 30, 2015, the recorded stock-based compensation expenses of $2.5 million related to common stock issuances to certain of its employees and members of its board of directors.

In November 2014, the Company’s board of directors authorized a share repurchase program under which the Company may repurchase up to $30 million of its outstanding common stock on the open market or in privately negotiated transactions.  The $30 million includes $2.3 million of unused funds from a previous $20 million share repurchase program announced in 2012.  During the nine months ended September 30, 2015, the Company repurchased 174,276 shares of common stock at an average price per share, including broker commissions, of $11.48, for an aggregate purchase price of $2.0 million.

Preferred Stock

As of December 31, 2014 and September 30, 2015, the number of authorized shares of preferred stock, par value $0.0001 per share, was 5,000,000, of which 0 were issued and outstanding.

Common Stock Warrants

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

A summary of activity with respect to warrants to purchase common stock during the nine months ended September 30, 2015 is presented below:

Common
Stock
Warrants

Outstanding at beginning of the year	10,000
Exercised	—
Issued	—
Cancelled	—
Outstanding at end of the period	10,000

Weighted average exercise price	$14.02

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

Stock Options

As of September 30, 2015, the Company had five stock-based compensation plans, the Employee Stock Option/Stock Issuance Plan (the “Employee Plan”), the Executive Stock Option/Stock Issuance Plan (the “Executive Plan”), the 2005 Stock Incentive Plan (the “2005 Plan”), the Traq Amended and Restated 1999 Stock Plan (the “1999 Plan”) and the 2011 Plan.  In connection with the Company’s initial public offering, the Company’s board of directors determined that no future stock awards would be made under the Employee Plan, the Executive Plan, the 2005 Plan and the 1999 Plan.   The 2011 Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock awards and other stock-based awards.

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

For the nine months ended September 30, 2015, the Company recorded stock-based compensation expense of $3.6 million related to stock options.

As of September 30, 2015, there was $2.4 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to stock options. This amount will be amortized on a straight-line basis over the requisite service period related to the stock option grants.

A summary of the status of stock options issued pursuant to the Plans during the nine months ended September 30, 2015 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Contractual Life (years)

Outstanding at beginning of the year	5,603,892	$9.04
Granted	—	$—
Forfeited	(169,733)	$14.71
Exercised	(224,855)	$3.83
Outstanding at end of the period	5,209,304	$9.07	5.2

Exercisable at end of the period	4,886,691	$8.68	5.1

Available for future grants at September 30, 2015	2,252,798

                The intrinsic values of options outstanding, vested and exercised during the nine months ended September 30, 2015 were as follows:

	Number of	Intrinsic
	Options	Value
Outstanding	5,209,304	$9,261,405
Vested	4,886,691	$9,261,376
Exercised	224,855	$1,894,996

                During the nine months ended September 30, 2015, employees and former employees of the Company exercised options to purchase a total of 224,855 shares of common stock at exercise prices ranging from $0.25 to $12.86 per share. Proceeds from the stock option exercises totaled $0.9 million.

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

Restricted Stock Units

During the nine months ended September 30, 2015, the Company issued 961,305 restricted stock units to certain employees under the provisions of the 2011 Plan, of which 172,000 were performance-based restricted stock units, and 466,098 restricted stock units vested resulting in an equal number of shares of common stock being issued. The grants of restricted stock units made during the nine months ended September 30, 2015 had an aggregate value of $11.2 million.  The value of a restricted stock unit award is determined based on the closing price of the Company’s common stock on the date of grant.  A restricted stock unit award entitles the holder to receive shares of the Company’s common stock as the award vests. The restricted stock units vest over periods that range from three months to three years.  The performance-based restricted stock units vest based on achievement of a specified financial metric, with the resulting number of shares earned then subject to further time-based vesting, with 20% vesting on the first anniversary of the grant date of February 19, 2015 and 20% each subsequent quarter until fully vested on the second anniversary of the grant date.  As of September 30, 2015, the Company deemed it improbable that the specified financial metric would be achieved in an amount sufficient to earn any portion of the performance-based restricted stock units.  As a result, $0.6 million of previously recorded stock-based compensation related to these performance-based restricted stock units was reversed.  Stock-based compensation expense is amortized on a straight-line basis over the vesting period.

For the nine months ended September 30, 2015, the Company recorded stock-based compensation expenses of $7.7 million, related to restricted stock units.

As of September 30, 2015, there was $14.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to unvested restricted stock units. This amount will be amortized on a straight-line basis over the requisite service period related to the restricted unit grants.

A summary of the status of restricted stock units issued pursuant to the Plans during the nine months ended September 30, 2015 is presented below:

Restricted Stock Units	Number of Shares	Weighted Average Fair Value
Outstanding at beginning of the year	1,172,505	$17.36
Granted	961,305	$11.66
Forfeited	(250,870)	$13.18
Vested	(466,098)	$17.34
Outstanding at end of the period	1,416,842	$14.28

In accordance with ASC 718, Share Based Payment (“ASC 718”), total compensation expense for stock-based compensation awards was $14.6 million and $13.8 million for the three and nine months ended September 30, 2014 and 2015, respectively, which is included on the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Cost of goods sold	$641	$526	$3,338	$1,990
Sales and marketing expenses	1,275	1,207	4,013	3,875
General and administrative expenses	2,069	1,740	5,204	6,029
Research and development	765	527	2,050	1,904
Total stock-based employee compensation	$4,750	$4,000	$14,605	$13,798

            Stock-based compensation expense for equity awards outstanding as of September 30, 2015 will be recognized over the following periods as follows (in thousands):

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

Years Ending December 31,
October 1, 2015 to December 31, 2015	$4,115
2016	9,014
2017	3,536
2018	603
$17,268

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

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

The following tables disclose the assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and September 30, 2015 and the basis for that measurement:

	Fair Value Measurement at December 31, 2014
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$18,372	$18,372	$—	$—
Contingent HCL-EMS acquisition consideration	541	—	—	541
Contingent oneTEM acquisition consideration	235	—	—	235
	$19,148	$18,372	$—	$776

	Fair Value Measurement at September 30, 2015
(in thousands)	Total	Level 1	Level 2	Level 3
Money market	$4,386	$4,386	$—	$—
Contingent oneTEM acquisition consideration	252	—	—	252
	$4,638	$4,386	$—	$252

The changes in the fair value of the Level 3 liability for the nine months ended September 30, 2015 are as follows:

	Contingent Acquisition Consideration
	Nine Months Ended September 30, 2015
(in thousands)	HCL-EMS	oneTEM
Balance, Beginning of Period	$541	$235
Payments	$(541)	$—
Imputed interest	—	17
Balance, End of Period	$—	$252

The Company’s investment in overnight money market institutional funds, which amounted to $18.4 million and $4.4 million at December 31, 2014 and September 30, 2015, respectively, is included in cash and cash equivalents on the accompanying condensed consolidated balance sheets and is classified as a Level 1 input.

The acquisition of HCL-EMS included a contingent consideration agreement that required additional consideration to be paid by the Company following each of the first and second anniversaries of the HCL-EMS Closing Date, pursuant to an earn-out formula ranging from 7.5% to 15% of specified revenues from specified customers acquired, subject to set-off rights of the Company with respect to indemnities given by HCL-EMS under the HCL-EMS APA.  The fair value of the contingent consideration recognized was $3.4 million which was estimated by applying the income approach.  The key assumptions include (a) a discount rate of 10.5% and (b) probability adjusted levels of revenue between approximately $12.6 million and $13.9 million. As of September 30, 2015, there were no changes in the recognized amounts from December 31, 2014 except for the final payment of the contingent consideration upon resolution of the outstanding indemnity matter.

The acquisition of oneTEM includes a contingent earn-out cash consideration agreement that requires additional consideration to be paid by the Company following each of the first four anniversaries of the oneTEM Closing Date. Historically, the oneTEM business had generated one-time consulting revenue. Under the earn-out formula, the earn-out consideration is equal to 9% of annual recurring revenue that the business begins to generate from specified customers in the first year and then 9% of year-over-year increases in annual recurring revenue growth from those specified customers during the earn-out periods.  The earn-out period begins with the first full month after the oneTEM Closing Date and continues for four consecutive 12- month periods.  The contingent earn-out cash consideration is subject to set-off rights of the Company with respect to indemnities given by the former holders of the issued share capital of oneTEM under the oneTEM Purchase Agreement.  The fair value of the contingent earn-out cash consideration recognized was $0.2 million, which was estimated by applying the income approach. The key assumptions include (a) a discount rate of 15% and (b) probability adjusted levels of initial and then increased annual recurring revenue between approximately $0.2 million

TANGOE, INC

Notes to Condensed Consolidated Financial Statements continued (Unaudited)

and $0.3 million. As of September 30, 2015, there were no changes in the recognized amounts from December 31, 2014, except for the accretion of imputed interest.

The carrying amounts of the Company’s other non-cash financial instruments including accounts receivable and accounts payable approximate their fair values due to the relatively short-term nature of these instruments.

11.      Supplemental Cash Flow Information:

Information about other cash flow activities during the nine months ended September 30, 2014 and 2015 are as follows:

	Nine Months Ended September 30,
(in thousands)	2014	2015

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$23	$194
Income tax payments	$379	$883

NON CASH FINANCING ACTIVITIES:
Software acquired with financing agreement	$—	$3,500
Computer, furniture and equipment acquired with capital lease	$—	$698

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

The Company has entered into non-cancellable operating leases for the rental of office space in various locations that expire between 2016 and 2023.  Some of the leases provide for lower payments in the beginning of the term which gradually escalate during the term of the lease. The Company recognizes rent expense on a straight-line basis over the lease term, which gives rise to a deferred rent liability on the balance sheet.  The Company also has entered into agreements with third-party hosting facilities, which expire between 2016 and 2017.

The Company is also obligated under several leases covering computer equipment and software, which the Company has classified as capital leases and other obligations.  Additionally, the Company has entered into several operating leases for various office equipment items, which expire between 2016 and 2018.

Rent expense, included in general and administrative expense, was approximately $4.5 million and $5.0 million for the nine months ended September 30, 2014 and 2015, respectively.

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

We license our on-demand software and sell related services primarily on a subscription basis under agreements that typically have terms ranging from 24 to 60 months.  Our recurring technology and services revenue is driven by the amount of communications spend that we manage and the scope of the products and services that we provide to our customers.  Under our fixed line contracts, we typically charge our customers a percentage of managed communications spend that is determined based on the products and services that we provide.  Under our mobile contracts, we typically charge our customers fees that are based on the mobile products and services that we provide and the number of devices for which we provide those products and services.  We also derive recurring technology and services revenue from payment processing through MxPay, our bill pay solution.  As of September 30, 2015, we managed a total of approximately $34.2 billion in annual communications expense as compared to approximately $29.2 billion in annual communications expense as of September 30, 2014.  Our customers are typically subject to a minimum charge for up to a specified threshold amount of communications spend, transactional volume or number of mobile devices under management and additional charges to the extent the specified thresholds are exceeded.  Any implementation fees associated with recurring technology and services engagements are recognized over the estimated expected life of the customer relationship, which we estimate to be equal to twice the contract life, and we recognize implementation fees ratably over this period.  Many of our subscription contracts are non-cancelable, although customers have the right to terminate for cause if we materially fail to perform.

Strategic consulting, software licenses and other revenue.  In addition to our subscription fees, revenue is generated to a lesser extent by strategic consulting, software licenses, mobile device activation fees and sales of mobile telecommunication accessories. Strategic consulting consists primarily of fees charged for contract negotiations and bill audits. Contract negotiation fees include both fixed project fees and incentive fees driven by the amount of savings that we are able to generate over the customer’s existing communications rates. These fees are recognized when fixed or determinable, usually when the carrier issues an executed proposal. Bill audit fees are driven by the amount of savings that we are able to generate by reviewing current and prior communications invoices against the customer’s existing contracts. These fees are recognized when fixed or determinable, usually when the savings have been calculated and documented in our Matrix Solutions Suite.

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

Results of Operations for the Three and Nine Month Periods Ended September 30, 2014 and 2015 (unaudited)

The following table presents selected consolidated statements of operations data for the periods indicated.  These consolidated results of operations are not necessarily indicative of the consolidated results of operations that will be achieved in any future period.

	Three Months Ended September 30,				Nine Months Ended September 30,
(in thousands, except percentages)	2014	% of revenue	2015	% of revenue	2014	% of revenue	2015	% of revenue
Revenue:
Recurring technology and services	$48,184	88%	$52,638	93%	$141,252	90%	$151,491	92%
Strategic consulting, software licenses and other	6,297	12%	3,935	7%	16,297	10%	13,029	8%
Total revenue	54,481	100%	56,573	100%	157,549	100%	164,520	100%
Cost of revenue:
Recurring technology and services	23,035	42%	25,969	46%	66,633	42%	71,184	43%
Strategic consulting, software licenses and other	2,419	4%	2,223	4%	6,760	4%	6,539	4%
Total cost of revenue (1)	25,454	47%	28,192	50%	73,393	47%	77,723	47%

Gross profit	29,027	53%	28,381	50%	84,156	53%	86,797	53%
Operating expense:
Sales and marketing (1)	9,494	17%	11,164	20%	29,621	19%	32,373	20%
General and administrative (1)	9,918	18%	11,289	20%	28,550	18%	32,102	20%
Research and development (1)	5,767	11%	6,954	12%	16,690	11%	19,894	12%
Depreciation and amortization	2,347	4%	2,558	5%	7,426	5%	7,051	4%
Income (loss) from operations	1,501	3%	(3,584)	-6%	1,869	1%	(4,623)	-3%

Other income (expense), net
Interest expense	(33)	0%	(75)	0%	(81)	0%	(172)	0%
Interest income	8	0%	2	0%	26	0%	18	0%
Other income (expense)	94	0%	(151)	0%	79	0%	(152)	0%
Income (loss) before income tax provision	1,570	3%	(3,808)	-7%	1,893	1%	(4,929)	-3%
Income tax provision	635	1%	694	1%	1,628	1%	1,857	1%
Net income (loss)	$935	2%	$(4,502)	-8%	$265	0%	$(6,786)	-4%

(1) Amounts in table above include stock-based compensation expense, as follows:

Cost of revenue	$641	$526	$3,338	$1,990
Sales and marketing	1,275	1,207	4,013	3,875
General and administrative	2,069	1,740	5,204	6,029
Research and development	765	527	2,050	1,904
	$4,750	$4,000	$14,605	$13,798

Revenue

The following table presents our components of revenue for the periods presented:

(unaudited)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2014	2015	$	%	2014	2015	$	%
Recurring technology and services	$48,184	$52,638	$4,454	9%	$141,252	$151,491	$10,239	7%
Strategic consulting, software licenses and other	6,297	3,935	(2,362)	-38%	16,297	13,029	(3,268)	-20%
Total revenue	$54,481	$56,573	$2,092	4%	$157,549	$164,520	$6,971	4%

Our recurring technology and services revenue increased $4.5 million, or 9%, for the three months ended September 30, 2015 as compared to the same period in 2014.  This increase was partly attributable to $2.5 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by a 3% increase in our total number of recurring revenue customers to 789 as of September 30, 2015, which amount excludes 362 acquisition customers for total recurring revenue customers of 1,151 as of September 30, 2015, from 765 as of September 30, 2014, which amount excludes 304 acquisition customers for total recurring revenue customers of 1,069 as of September 30, 2014.  The $2.0 million balance of our increase for the three months ended September 30, 2015, as compared to the same period of 2014, was attributable to an increase in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $15.0 million for the three months ended September 30, 2015 from $13.0 million for the three months ended September 30, 2014, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This increase was principally attributable to revenues from customers acquired in connection with our acquisition of Rivermine during the nine months ended September 30, 2015.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $113,413 and $153,886 of amortization as a contra-revenue charge during the three months ended September 30, 2014 and 2015, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue decreased $2.4 million, or 38%, for the three months ended September 30, 2015 as compared to the same period of 2014, primarily due to decreases of $1.6 million in consulting revenue, $0.4 million in mobile telecommunication accessories sales revenue, $0.2 million in strategic sourcing revenue, $0.1 million in other revenue and $0.1 million in software license fee revenue.

Our recurring technology and services revenue increased $10.2 million, or 7%, for the nine months ended September 30, 2015 as compared to the same period in 2014.  This increase was primarily attributable to $11.5 million in increased revenue from increases in the volume of fixed and mobile communications assets and service offerings being managed or provided through our on-demand communication management platform for existing and new customers, excluding customers acquired in acquisitions since January 1, 2011 except to the extent such acquisition customers purchased new products or services following the applicable acquisition.  The increase was driven in part by the increase in our total number of recurring revenue customers between September 30, 2014 and September 30, 2015 described above.  This increase in revenue was partially offset by a $1.3 million decrease for the nine months ended September 30, 2015, as compared to the same period in 2014, in revenue from customers acquired in connection with acquisitions since January 1, 2011, to $37.5 million for the nine months ended September 30, 2015 from $38.8 million for the nine months ended September 30, 2014, including for purposes of this calculation revenue from acquisition customers who renewed their contracts with us after the applicable acquisition but excluding revenues from post-acquisition sales of new products and services.  This decrease was principally attributable to normal and customary attrition in acquisition customers the effects of which were partially offset by revenues from customers acquired in connection with our acquisition of Rivermine during the nine months ended September 30, 2015.  Our recurring technology and services revenue includes contra-revenue related to the amortization of the value of a warrant to purchase common stock issued to IBM as part of a strategic marketing agreement.  We recorded $332,236 and $463,624 of amortization as a contra-revenue charge during the nine months ended September 30, 2014 and 2015, respectively, related to the warrant.

Our strategic consulting, software licenses and other revenue decreased $3.3 million, or 20%, for the nine months ended September 30, 2015 as compared to the same period of 2014, primarily due to decreases of $1.7 million in consulting revenue, $0.9 million in other revenue, $0.5 million in mobile telecommunication accessories sales revenue, $0.1 million in strategic sourcing revenue and $0.1 million in software license fee revenue.

Costs and Expenses

Cost of Revenue

The following table presents our cost of revenue:

(unaudited)	Three Months Ended September 30,		Increase (Decrease)		Nine Months Ended September 30,		Increase (Decrease)
(in thousands, except percentages)	2014	2015	$	%	2014	2015	$	%
Recurring technology and services	$23,035	$25,969	$2,934	13%	$66,633	$71,184	$4,551	7%
Strategic consulting, software licenses and other	2,419	2,223	(196)	-8%	6,760	6,539	(221)	-3%
Total cost of revenue	$25,454	$28,192	$2,738	11%	$73,393	$77,723	$4,330	6%

Gross profit	$29,027	$28,381	$(646)	-2%	$84,156	$86,797	$2,641	3%

Gross margin	53%	50%			53%	53%

Our recurring technology and services cost of revenue increased $2.9 million for the three months ended September 30, 2015 as compared to the same period in 2014.  This increase is primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs of $1.8 million, all of which was related to the Rivermine acquisition, a $0.7 million increase in third-party licensing costs which includes an increase of $1.6 million related to the Rivermine acquisition and $0.1 million of other third-party licensing costs partly offset by a $1.0 million decrease in one-time costs associated with invoice payment processing; a $0.4 million net increase in other infrastructure costs which includes $0.5 million of additional infrastructure costs related to the Rivermine acquisition and a $0.2 million increase in payment processing costs.  The increases in our recurring technology and services cost of revenue were partly offset by decreases in third-party contractor costs of $0.2 million as a result of cost efficiencies.

Our strategic consulting, software licenses and other cost of revenue decreased $0.2 million for the three months ended September 30, 2015 as compared to the same period in 2014, primarily due to a $0.3 million decrease in the costs associated with our sales of mobile telecommunication accessories revenue, partially offset by a $0.1 million increase in salary and other compensation-related costs as a result of increased headcount in our strategic consulting business.

As a percentage of revenue, gross profit decreased to 50% for the three months ended September 30, 2015 as compared to 53% for the same period in 2014.  This decrease in gross margin was primarily related to the Rivermine acquisition, as this business had historically operated with a lower gross margin than ours, and the decrease in strategic consulting, software license and other revenue.  The $0.6 million decrease in gross profit in absolute dollars was primarily a result of $2.4 million decrease in strategic consulting, software licenses and other revenue.

Our recurring technology and services cost of revenue increased $4.6 million for the nine months ended September 30, 2015 as compared to the same period in 2014.  This increase was primarily due to an increase in personnel-related costs, including an increase in salary and other compensation-related costs of $3.6 million, with $2.3 million of this increase related to the Rivermine acquisition; a $1.2 million net increase in third-party licensing costs, which includes an increase of $2.2 million related to the Rivermine acquisition, partly offset by a $1.0 million decrease in one-time costs associated with invoice payment processing; a $0.7 million increase in payment processing costs and a $0.4 million net increase in other infrastructure costs, which includes $0.7 million of additional infrastructure costs related to the Rivermine acquisition partially offset by a $0.3 million decrease in telecommunications and data center costs.  The increases in our recurring technology and services cost of revenue were partly offset by decreases in third-party contractor costs of $1.2 million as a result of cost efficiencies.

Our strategic consulting, software licenses and other cost of revenue decreased $0.2 million for the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to a $0.4 million decrease in the costs associated with our sales of mobile telecommunication accessories revenue, partially offset by a $0.2 million increase in salary and other compensation-related costs as a result of increased headcount in our strategic consulting business.

As a percentage of revenue, gross profit was 53% for both respective nine month periods ended September 30, 2015 and 2014. The $2.6 million increase in gross profit in absolute dollars was primarily a result of increases in recurring technology and services revenue.

Operating Expense

The following table presents our components of operating expense for the periods presented:

	Three Months Ended September 30,						Nine Months Ended June 30,
	2014		2015				2014		2015
(unaudited)		% of		% of	Change			% of		% of	Change
(in thousands, except percentages)	Amount	Revenue	Amount	Revenue	$	%	Amount	Revenue	Amount	Revenue	$	%
Sales and marketing	$9,494	17%	$11,164	20%	$1,670	18%	$29,621	19%	$32,373	20%	$2,752	9%
General and administrative	9,918	18%	11,289	20%	1,371	14%	28,550	18%	32,102	20%	3,552	12%
Research and development	5,767	11%	6,954	12%	1,187	21%	16,690	11%	19,894	12%	3,204	19%
Depreciation and amortization	2,347	4%	2,558	5%	211	9%	7,426	5%	7,051	4%	(375)	-5%
Total operating expense	$27,526	51%	$31,965	57%	$4,439	16%	$82,287	52%	$91,420	56%	$9,133	11%

Sales and marketing expense.  Our sales and marketing expense increased $1.7 million for the three months ended September 30, 2015 as compared to the same period of 2014, as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.3 million, including increased employee compensation and benefits of $1.2 million partially offset by a $0.1 million decrease in stock-based compensation expense.  The increase in employee compensation and benefits was a result of our increased number of global direct and indirect sales force employees to accommodate growth in sales opportunities, which includes a $0.4 million increase related to the Rivermine acquisition.   Our sales and marketing expense also increased as a result of a $0.2 million increase in outside marketing expense for the three months ended September 30, 2015 as compared to the same period of 2014, primarily as result of increases in lead generation activities for new and existing geographies and customers.

Our sales and marketing expense increased $2.8 million for the nine months ended September 30, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.9 million as a result of our increased number of global direct and indirect sales force employees to accommodate growth in sales opportunities, which includes a $0.5 million increase related to the Rivermine acquisition.   Our sales and marketing expense also increased as a result of a $0.7 million increase in outside marketing expense for the nine months ended September 30, 2015 as compared to the same period of 2014, primarily as result of increases in lead generation activities for new and existing geographies and customers, and a $0.1 million increase in travel and other sales and marketing related expenses.

General and administrative expense.  Our general and administrative expenses increased $1.4 million for the three months ended September 30, 2015 as compared to the same period of 2014, primarily as a result of increases of $0.4 million in facility and overhead costs attributable to the rent and overhead costs associated with additional facilities, $0.4 million in technology data center co-location costs,  $0.4 million in professional fees including legal and accounting fees and $0.2 million in other general and administrative costs related to increases in foreign currency translation costs, corporate insurance and office expenses.

Our general and administrative expenses increased $3.6 million for the nine months ended September 30, 2015 as compared to the same period of 2014, partially as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.4 million, including increased stock-based compensation expenses of $0.8 million, employee compensation and benefits of $0.5 million and third-party consulting costs of $0.1 million. Our general and administrative expense also increased as a result of increases in technology data center co-location costs of $0.8 million; facility and overhead costs of $0.6 million; other general and administrative costs of $0.5 million related to increases in foreign currency translation costs, corporate insurance and office expenses; and professional fees including legal and accounting fees of $0.3 million.

Research and development expense.  Our research and development expenses increased $1.2 million for the three months ended September 30, 2015 as compared to the same period of 2014, as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $1.2 million, which includes $0.7 million related to the Rivermine acquisition.  The $0.5 million non-Rivermine-related increase was primarily due to increased headcount as a result of our initiative to enhance the functionality of our current products, continue development of our Matrix Solution Suite and improve our ability to scale for increased demand.

Our research and development expenses increased $3.2 million for the nine months ended September 30, 2015 as compared to the same period of 2014, primarily as a result of increases in personnel-related costs, including salary and other compensation-related costs, of $3.1 million, including increases related to employee compensation and benefits of $3.0 million, which includes $0.9 million related to the Rivermine acquisition, primarily arising from increased headcount as a result of our initiative to enhance the functionality of our current products, continue development of our Matrix Solution Suite and improve our ability to scale for increased demand.  Our research and development also increased as a result of a $0.1 million increase in travel-related costs as a result of the increased headcount and a $0.1 million increase in third-party contractor costs as a result of the Matrix Solutions Suite initiative.

Depreciation and amortization expense.  Our depreciation and amortization expense increased $0.2 million for the three months ended September 30, 2015 as compared to the same period of 2014, due to a $0.2 million increase in depreciation expense primarily due to an increase in capital expenditures to support our overall growth.

Our depreciation and amortization expense decreased $0.4 million for the nine months ended September 30, 2015 as compared to the same period of 2014, due to a decrease in amortization expense of $0.8 million partially offset by a $0.4 million increase in depreciation expense.  The decrease in amortization expense was primarily due to an acquired identifiable intangible asset becoming fully amortized during the second quarter of 2014.  The increase in depreciation expense was primarily due to an increase in capital expenditures to support our overall growth.

Other Income (Expense), Net

The following table presents our components of other income (expense), net for the periods presented:

(unaudited)	Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
(in thousands)	2014	2015		$2014	2015	$
Interest expense	$(33)	$(75)	$(42)	$(81)	$(172)	(91)
Interest income	8	2	(6)	26	18	(8)
Other income (expense)	94	(151)	(245)	79	(152)	(231)

Interest expense.  Interest expense increased to $75,000 for the three months ended September 30, 2015 from $33,000 for the three months ended September 30, 2014 primarily as a result of higher average debt balances in the three-month period ended September 30, 2015 .

Interest expense increased to $0.2 million for the nine months ended September 30, 2015 from $0.1 million for the nine months ended September 30, 2014 primarily as a result of higher average debt balances in the nine-month period ended September 30, 2015 .

Interest income.  Interest income was comparable for the respective three and nine-month periods ended September 30, 2015 and 2014.

Other income (expense).  Other income for the three and nine months ended September 30, 2014 primarily consisted of economic growth incentive funds received by one of our foreign entities.  Other expense for the three and nine months ended September 30, 2015 primarily consisted of acquisition-related purchase price adjustments.

Income Tax Provision

Our income tax provision increased $0.1 million and $0.2 million for the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily as a result of higher state income tax expense and higher income tax expense related to taxation in foreign jurisdictions.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily from cash from operations, private placements of preferred stock, subordinated notes, term loans, revolving credit facilities and public offerings of equity. As of September 30, 2015, we had cash and cash equivalents of $36.6 million and accounts receivable of $60.7 million.  As of September 30, 2015, we had amounts due under various debts and credit facilities of $5.0 million, which consisted of deferred consideration for the oneTEM acquisition and capital lease and other financing obligations.

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

The following table sets forth our cash and cash equivalents and the major sources and uses of cash for each of the periods set forth below:

	As of
	December 31,	September 30,
(in thousands)	2014	2015
Cash and cash equivalents	$51,279	$36,559

	Nine Months Ended September 30,
(in thousands)	2014	2015
Net cash provided by operating activities	$12,204	$13,121
Net cash used in investing activities	(3,580)	(25,345)
Net cash used in financing activities	(2,584)	(2,115)
Effect of exchange rate on cash	(304)	(381)
Net increase (decrease) in cash and cash equivalents	$5,736	$(14,720)

Cash Flows from Operating Activities

Operating activities provided $13.1 million of net cash during the nine months ended September 30, 2015.  We incurred a net loss of $6.8 million for the nine months ended September 30, 2015 that was principally offset by non-cash charges of stock-based compensation of $13.8 million, depreciation and amortization of $7.1 million and other non-cash charges of $1.5 million, which includes changes in deferred income taxes, allowance for doubtful accounts, amortization of marketing agreement intangible asset and the amortization of a leasehold interest liability.  Cash provided by operating activities was also adversely impacted by a $4.8 million increase in accounts receivable, a $1.1 million increase in prepaid expenses and other current assets and a $1.0 million decrease in deferred revenue and was positively impacted by a $4.4 million increase in accounts payable and accrued expenses.

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

Cash Flows from Investing Activities

Cash used in investing activities totaled $25.3 million during the nine months ended September 30, 2015 and consisted of $22.0 million paid in connection with the IBM Rivermine acquisition, $0.5 million related to the HCL acquisition and capital expenditures of $2.8 million related to the purchase of computer equipment and software.

Cash used in investing activities totaled $3.6 million during the nine months ended September 30, 2014 and consisted of capital expenditures of $2.7 million primarily related to the purchase of computer equipment and software and a $0.9 million payment of deferred cash consideration in connection with the HCL and oneTEM acquisitions.

Cash Flows from Financing Activities

Cash flows used in financing activities totaled $2.1 million during the nine months ended September 30, 2015, primarily consisting of $2.0 million of cash used to repurchase our common stock and net repayment of debt of $1.0 million partially offset by $0.9 million of proceeds from the exercise of stock options and stock warrants.

Cash used in financing activities totaled $2.6 million during the nine months ended September 30, 2014 primarily consisting of $4.0 million of cash used to repurchase our common stock, partially offset by $0.9 million of proceeds from the exercise of stock options and net borrowings of debt of $0.4 million.

Contractual Obligations

The following table summarizes our material contractual obligations at September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments due by period
		Less than
(dollars in thousands)	Total	1 year	1-3 years	3-5 years
Operating lease obligations	$17,680	$7,043	$9,387	$1,250
Capital lease and other obligations	5,059	2,421	2,638	—
Interest on capital lease obligations	272	169	103	—
oneTEM deferred purchase price	252	167	85	—
	$23,263	$9,800	$12,213	$1,250

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

Interest Rate Risk

At September 30, 2015, we had unrestricted cash and cash equivalents totaling $36.6 million. These amounts were held for working capital purposes and were invested primarily in deposits and money market funds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of such date.

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

We were incorporated in February 2000.  While we had net income of $3.0 million in 2012, $5.0 million in 2013 and $2.9 million in 2014, we incurred net losses for every fiscal year prior to 2012 and for the nine months ended September 30, 2015.  Although we were profitable for 2012, 2013 and 2014, we cannot predict if we will be able to achieve or maintain profitability in the future. We expect to continue making significant future expenditures to develop and expand our business.  As a result of these increased expenditures, we will have to generate and sustain substantially increased revenue to achieve and maintain profitability, which we may be unable to do. We may also encounter unforeseen difficulties, complications, product delays and other unknown factors that require additional expenditures. In addition, the percentage growth rates we achieved in prior periods may not be sustainable and we may not be able to increase our revenue sufficiently in absolute dollars to achieve or maintain profitability and we may incur significant losses for the foreseeable future.

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

As of October 31, 2015, our directors, executive officers and their affiliates beneficially owned, in the aggregate, approximately 12.2% of our outstanding common stock.  As a result, these stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. The stock ownership of these stockholders could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

The market price of our common stock may be subject to significant fluctuations. Our stock price is volatile, and from July 27, 2011, the first day of trading of our common stock, to October 31, 2015, the trading prices of our stock have ranged from $6.57 to $26.05 per share. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

In addition, as of October 31, 2015, there were 5,164,370 shares subject to outstanding options and 1,547,755 shares subject to issuance on vesting of outstanding restricted stock units, all of which we have registered under the Securities Act on registration statements on Form S-8. These shares will be able to be freely sold in the public market upon issuance as permitted by any applicable vesting requirements, to the extent applicable. Furthermore, as of October 31, 2015, there were 10,000 shares subject to outstanding warrants. These shares will become eligible for sale in the public market to the extent such warrants are exercised as permitted by any applicable vesting requirements and Rules 144 and 701 under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table provides information about our repurchases of equity securities during the periods indicated that are registered by us pursuant to Section 12 of the Securities Exchange Act of 1934, as amended:

				Maximum Number (or
			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value) of Shares that May
	of Shares	Price Paid	as Part of Publicly	Yet Be Purchased
Period	Purchased (1)	per Share (2)	Announced Programs	Under the Program (1)(2)

				$26,500,011
July 1, 2015 - July 31, 2015	—	$—	—	$26,500,011
August 1, 2015 - August 31, 2015	—	$—	—	$26,500,011
September 1, 2015 - September 30, 2015	—	$—	—	$26,500,011
Total	—	$—	—	$26,500,011

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

Tangoe, Inc.

Date: November 9, 2015	/s/ Gary R. Martino
Gary R. Martino
Chief Financial Officer